Form 10-K405
period 1999-12-31
PLASTIC SURGERY CO
filed 2000-03-30
CIK 1041623

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                   AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                   AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           FOR THE TRANSITION PERIOD FROM ___________ TO ____________

                       COMMISSION FILE NUMBER ____________

                           THE PLASTIC SURGERY COMPANY
             (Exact Name of Registrant as Specified in its Charter)

               GEORGIA                                 58-2317410
     (State or Other Jurisdiction                    (I.R.S. Employer
   of Incorporation or Organization)              Identification Number)


                        104 WEST ANAPAMU STREET, SUITE G
                        SANTA BARBARA, CALIFORNIA 93101
                           Telephone: (805) 963-0400

(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

TITLE OF EACH CLASS                               NAME OF EACH EXCHANGE
-------------------                               ---------------------
                                                   ON WHICH REGISTERED

Common Stock, par value $.001 per share          American Stock Exchange

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES [X] NO[ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 27, 2000 (based on the last reported closing price per share of common stock as reported on The American Stock Exchange on such date) was approximately $7,972,776. As of March 27, 2000, the registrant had 4,553,708 shares of common stock outstanding.

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this Form 10-K, including information set forth under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "1933 Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "1934 Act"). We desire to take advantage of certain "safe harbor" provisions of the 1933 Act and the 1934 Act and are including this special note to enable us to do so. Forward-looking statements included in this Form 10-K, or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. We believe the following risks, uncertainties and other factors could cause such material differences to occur:

         1. Our ability to grow through affiliations with additional allied practices. We expect competition to exist in the industry to affiliate with these practices, which may limit the number of affiliation opportunities.

         2. Our ability to identify suitable affiliation candidates and to profitably manage or successfully integrate new allied practices with us and our existing allied practices.

         3. Our ability to secure capital, and the related cost of such capital, needed to fund our future growth through affiliations with physician practices as well as internal growth.

         4. Regulatory development and changes in the United States healthcare system and medical profession that may affect our profitability or the enforceability of our agreements with the allied practices and allied physicians.

         5. Our ability to attract qualified management and retain key personnel.

         6. Our ability to staff the allied practices with appropriate qualified personnel.

         7. Our ability to compete with other Internet service providers in the healthcare industry. The entrance of new competitors or the expansion of operations by existing competitors in our markets could adversely affect our plans and results of operations.

         8.       Our ability to meet our current debt obligations.

         9.       The continued availability to us of adequate insurance.

         10. The allied practices' reputation for delivering high-quality patient care and their ability to attract and retain patients.

         11. Our dependence on revenues generated by the allied physicians of the allied practices.

         12. The level of competition in the physician practice management industry.

         13. Our strategies, objectives, expectations and intentions are subject to change at any time at the discretion of management and the board of directors.

         14. Our ability to enforce non-competition agreements between the allied practices and surgeons and the ability of the allied practices to retain physicians upon the expiration of their employment agreements could negatively affect our revenues.

         15. Our ability to continually enhance and develop the content and services provided through our websites will affect the number of consumers and surgeons that will rely upon our website and could negatively affect our revenues. If we are subject to any claims based on the content we provide on the Internet we could incur unanticipated expenses and be liable for damages.

         16. Changes in general economic conditions may affect the demand for our services.

         The foregoing review of significant factors should not be construed as exhaustive or as an admission regarding the adequacy of disclosures previously made by us.

                                     PART I

ITEM 1.  BUSINESS.

         We were incorporated in April 1997 to provide business development services and Internet solutions to plastic surgeons who are certified by the American Board of Plastic Surgery (the "Board") or are eligible for certification. Upon completion of our initial public offering, we began providing services to our alliance of 30 Board certified or Board eligible plastic surgeons and one surgeon certified by the Canadian Board of Plastic Surgery located in 18 metropolitan markets throughout the United States. Our business development services include the implementation of strategic business plans, practice-specific programs, patient financing plans, patient education strategies and materials and related services and products. Our consumer website, Idealme.com, allows consumers to research available procedures, submit inquiries regarding cosmetic surgery procedures, view possible cosmetic changes through online imaging technology, obtain financing for procedures and locate Board certified plastic surgeons. We expect our consumer website to increase the number of procedures performed by our allied surgeons. We provide our web-based services free of charge to consumers, except for a fee for online imaging. Our surgeon website, ThePlasticSurgeryCo.com, will provide allied surgeons online access to our national buying program and facilitate "best practices" study groups among our allied surgeons. We believe that we will generate substantially all of our future revenues from service fees paid by each practice under our business services agreements, which generally provide for us to receive 15% of the net cash collected by our allied practices. In addition, we may acquire companies, businesses or assets that compliment our existing business and that expand our business into the performance of nonsurgical or noninvasive cosmetic procedures.

BACKGROUND

         The market for plastic surgery, which includes both cosmetic and reconstructive procedures, exceeds $15 billion per year according to Form and Figure magazine. The market for cosmetic surgery procedures has grown rapidly over the last several years. From 1992 to 1998, facelifts, liposuction and breast augmentations have increased approximately 75%, 260% and 300%, respectively. During this period, the Internet emerged as a global communications medium, enabling millions of people worldwide to communicate, share information and conduct business electronically. According to International Data Corporation, the number of Internet users worldwide will grow from an estimated 97 million in 1998 to an estimated 319 million by 2002.

   Plastic Surgery Trends

         Cosmetic surgery procedures reshape normal anatomical features to improve the patient's appearance and self-esteem. These procedures include elective aesthetic procedures such as facelifts, liposuction and breast augmentations. We estimate that cosmetic surgery constitutes approximately $10 billion of the plastic surgery industry and remains 100% private pay without government reimbursement pressures. In contrast, reconstructive surgery procedures reshape abnormal anatomical features caused by congenital defects, developmental abnormalities, trauma, infection or disease, usually to improve function but also to approximate normal appearance. We believe that revenue from reconstructive procedures constitutes approximately 30%, or $5 billion, of the industry and is primarily reimbursed by third party payors.

         The primary market for cosmetic surgery procedures is women aged 19 to
50. In 1997, nearly 85% of all cosmetic surgery procedures performed were for women and approximately 70% were for adults aged 50 and under. Recent trends indicate men are having more cosmetic surgery procedures, as evidenced by male liposuction and facelift procedures tripling and doubling, respectively, since 1992. Approximately 2.8 million cosmetic surgery procedures were performed in 1998, according to a survey by the American Society of Aesthetic Plastic Surgery. The market for cosmetic surgery procedures has grown rapidly over the last several years, and we expect this market to continue to grow as a result of various factors, including:

         -        aging of the baby boomer generation;

         - increasing media attention to and cultural acceptance of cosmetic surgery;

         - continuing improvements in technology resulting in less invasive procedures and shorter recovery times;

         - growing awareness of available cosmetic surgery procedures through consumer education; and

         - increasing availability and access to healthcare information via the Internet.

    The consumer market is served in part by approximately 5,000 Board certified plastic surgeons in the United States. In recent years, fees for reconstructive procedures have declined primarily due to cost containment pressures from third party payors. As a result, many plastic surgeons have attempted to shift the focus of their practices from reconstructive to cosmetic surgery procedures. This has resulted in increased competition for private pay cosmetic surgery procedures.

Physicians practicing in other disciplines, such as ophthalmologists and dermatologists, are also performing cosmetic surgery procedures traditionally performed by plastic surgeons, such as eyelid surgery and liposuction, to earn the higher fees associated with these procedures. Consequently, plastic surgeons are attempting to emphasize the importance of having plastic surgery procedures performed by Board certified plastic surgeons.

   Internet-Based Healthcare Information Trends

         The Internet is a comprehensive and inexpensive information source that has dramatically improved information flow, enhanced communications and increased business opportunities for healthcare providers. Cyber Dialogue, an on-line survey company, estimates that 17 million adults in the U.S. searched online for health information in 1998, an increase of 119% from July 1996, and that approximately 50% of these individuals made purchases after seeking information on the Internet. According to Cyber Dialogue, these users are better educated, have higher household incomes and are most often female. The growing interest in cosmetic surgery is creating increased demand for reliable, easy access to cosmetic surgery information. Cosmetic surgery is an elective, private pay niche that benefits by direct to consumer information. Consumers of cosmetic surgery procedures are more involved than average healthcare consumers in choosing which procedures are performed, the results they wish to achieve and the surgeons they believe are most qualified to perform the procedure. In addition, the Internet provides cosmetic surgery consumers privacy in researching their choices.

OUR SOLUTION

         Our business development services and Internet solutions are designed to increase the number of procedures performed by our allied surgeons, improve the quality of patient education and increase practice efficiency. We have a consumer website and are developing a surgeon website to facilitate the exchange of information between surgeons and prospective and existing patients and the exchange of information among surgeons, via the Internet. Content on our consumer website, Idealme.com, is a combination of informational and interactive pages that provide consumers with information about procedures, outcomes and surgeon qualifications. Idealme.com allows us to influence purchase decisions at the consumer level and leverage the clinical expertise and reputation of our allied surgeons. Our surgeon website, ThePlasticSurgeryCo.com, will provide our allied surgeons online access to our national buying programs and will facilitate "best practices" study groups among our allied surgeons, while highlighting the benefits of becoming affiliated with us.

   BENEFITS TO CONSUMERS

         Informs consumers about cosmetic surgery procedures and related topics. Idealme.com contains regularly updated, comprehensive information about cosmetic surgery procedures ranging from specific procedures to other health-related topics such as wellness, skin care and diet. We believe the quality of the information we provide about cosmetic surgery procedures and related topics will help to establish our consumer website as a relevant and trusted information source. On Idealme.com, a consumer is able to view a photo gallery which contains several before and after pictures for each type of procedure. Idealme.com also consolidates information on new technologies and leading edge procedures.

         Allows consumers to view possible cosmetic changes through online imaging technology. On Idealme.com, we offer interactive, online computer imaging which allows consumers to view possible cosmetic changes for a fee. Computer imaging technology allows a potential consumer of cosmetic surgery procedures to submit a digital photograph, have the image modified to reflect the potential consumer's desired procedure and receive the modified image via e-mail. This technology enhances the potential consumer's ability to more fully evaluate cosmetic surgery alternatives.

         Provides online financing plan application and approval. Potential cosmetic surgery consumers can apply directly through our website for financing of cosmetic surgery procedures through third party financing companies. A visitor to Idealme.com will be able to review options for financing plans, access and submit online applications and receive approval, all from the privacy of home.

         Links consumers with both allied surgeons and subscribing surgeons through our online directory. Each allied surgeon will have his own web page that may be accessed by hyperlinks from Idealme.com. Potential consumers can enter their zip code and access a list of allied surgeons' web pages in their local market. Subscribing surgeons are listed on our website directory for the convenience of potential consumers located in areas where we are not affiliated with an allied practice. Prior to linking directly to an allied surgeon's website, a consumer is able to view a short video introducing the allied surgeon, the surgeon's patient coordinator, and the services provided by the surgeon. An allied surgeon's website also highlights the surgeon's clinical expertise and cosmetic procedure focus and gives information regarding any upcoming seminars offered by the allied surgeon. Idealme.com also allows potential consumers to research the background, credentials and professional qualifications of the surgeons listed in the surgeon directory through hyperlinks to the websites of the American Medical Association, the Administrators in Medicine and the American Board of Medical Specialties.

         Offers our online magazines, health and beauty products and related magazines and books. We intend to reinforce our brand awareness through our online magazine. This magazine will present various articles on cosmetic surgery procedures and the latest technological developments and techniques. Our articles will address key topics affecting the cosmetic surgery industry such as the critical nature of choosing a Board certified plastic surgeon to perform cosmetic surgery procedures. A consumer visiting Idealme.com may register for a subscription to the Cosmetic Surgery Online Magazine and will be able to purchase health and beauty products and related magazines. Our online magazine will be produced quarterly and e-mailed to subscribers, and archived editions will be stored and available on the website. We also intend to partner with recognizable health and beauty product companies to provide related products through our website. Through these partnerships, informational and clinical products, such as skin care products, will be available for purchase through our website.

   BENEFITS TO SURGEONS

         Offer access to our national buying programs. Our network of allied surgeons gives us collective buying power to negotiate favorable terms with key suppliers and vendors. Our national buying program includes our negotiated pricing discounts and quantities and types of products available. Allied surgeons can choose, through our surgeon website, the products and services that we can provide at a lower cost due to our collective buying power. We also intend to negotiate favorable prices and terms with manufacturers and distributors of equipment and technology such as lasers and photographic imaging and ultrasonic liposuction machines.

         Facilitate "best practices" knowledge sharing and provide an online forum for allied surgeons. By creating an alliance of plastic surgeons with shared strategic and economic goals, we believe we can create an environment in which each allied surgeon will share his "best practices" with other allied surgeons to increase the overall success of the alliance. We will assist in the sharing of this knowledge by researching and documenting methods and programs in the most successful allied practices and by condensing and customizing the most effective strategies into transferable templates to be implemented by other allied practices. Only allied surgeons will be able to access these "best practices" through our surgeon website, newsletters and quarterly allied surgeon educational meetings. ThePlasticSurgeryCo.com will also provide an online forum for sharing the latest clinical techniques, specialized procedures that affiliates have developed, questions and answers on clinical challenges and comments on experiences with the latest equipment and instruments.

         Describe our business to potential allied surgeons and highlight career opportunities with allied practices. Through ThePlasticSurgeryCo.com, plastic surgeons will have access to information outlining the benefits of an alliance with us and career opportunities for association with our allied surgeons. The description of our business is designed to attract potential allied surgeons and to assist us in the recruiting process. This information will include testimonials from allied surgeons who have had success with our various programs, links to Idealme.com and the opportunity to post questions and receive an e-mail response from us and our allied surgeons. Our career placement information will include the practice location, a description of the position and a profile of the allied surgeon and practice.

         Profile each practice and its surgeons for inclusion on our websites. We have collected information on each allied surgeon in order to complete our standard template webpage. The template webpage includes items such as credentials, specialized procedures, available related services and representative before and after pictures. We also highlight the staff and the facility and provide a streaming video introducing the surgeon and the patient coordinator. Each allied surgeon will have this template webpage as part of Idealme.com. From these webpages, a consumer may either e-mail the surgeon for an appointment or link directly to the various custom pages that our allied surgeons have established.

         Institute patient financing plans. Elective cosmetic surgery is not covered by third party payors and is not affordable for much of the potential market. By instituting patient financing plans through third party financing companies, we can assist our allied surgeons in providing cosmetic services to a segment of the population that would not otherwise be able to afford cosmetic surgery procedures. Patient financing plans increase consumer access to cosmetic surgery procedures and allow allied surgeons to reach an expanded audience, thereby increasing the overall potential patient population.

         Implement practice-specific consumer awareness programs. Cosmetic surgery remains a 100% private pay, retail oriented business. As such, reaching the market with consumer awareness programs is key to growing a successful plastic surgery practice. We assist our allied surgeons in developing consumer awareness programs specific to each allied practice, which incorporate our website capabilities, market demographics, various media vehicles such as seminars, newspaper ads, direct mailings and radio, and available cosmetic surgery procedures and related services.

         Designate and train patient coordinators and develop patient education programs and materials. Generally, there is little consistency in the patient management process in plastic surgery practices resulting in inefficient patient flow and inhibiting effective patient education and counseling. In an effort to maximize efficiency we assist our allied surgeons in designating and training the appropriate person as a patient coordinator. The patient coordinator will manage the initial patient consultation and educate the patient to increase the patient's awareness of the various cosmetic surgery procedures. We intend to create and develop patient education program manuals and materials for the allied surgeons to complement the efforts of the patient coordinator, which will also be available through ThePlasticSurgeryCo.com. The primary objective of the patient education process will be to fully inform patients about their chosen procedures, raise the patient's awareness of alternative or complementary procedures or services and educate the patient about the allied surgeon's background and clinical expertise. We believe that a better educated patient will increase a practice's conversion rate and sales of related services, is more likely to elect to have a procedure performed and is more likely to be satisfied with the outcome and become a referral source for the surgeon.

OUR STRATEGY

         Our goal is to use our business development services and our consumer and surgeon websites to affiliate with a large number of plastic surgeons and improve their practices. To achieve this goal, we intend to:

         Provide high quality business development services to our allied surgeons. We target Board certified and Board eligible surgeons and align with these surgeons through acquisitions or the establishment of a management relationship. We have a dedicated development team that identifies surgeons who maintain a reputation for high quality care within their community and peer group, are located in attractive metropolitan markets and provide an opportunity for increased revenue growth. We believe Idealme.com and ThePlasticSurgeryCo.com will also generate interest in and demand for our business development and other services from Board certified and Board eligible cosmetic surgeons.

         Increase consumer and surgeon awareness of our websites. We increase awareness of our websites by advertising in various media such as magazines and other print media. We believe that increasing awareness of our websites is critical to attract new consumers and surgeons, raise awareness of available cosmetic surgery procedures and increase the number of cosmetic surgery procedures performed by our allied surgeons.

         Analyze each practice's operations and develop a strategic plan for the practice. After a plastic surgeon aligns with us, we conduct an in-depth analysis of his practice's operations. We review existing consumer awareness programs, revenues by cosmetic and reconstructive procedures, procurement programs, information systems and patient flow. We then develop a strategic plan for the practice for streamlining operations and improving consumer awareness programs.

         Attract consumer inquiries regarding cosmetic surgery information and services. The Internet is increasingly the medium of choice for people seeking healthcare information, and we believe that Idealme.com positions us to attract consumer inquiries regarding cosmetic surgery procedures. We intend to build a network of websites from our library of plastic surgery related proprietary domain names in order to capture a broader number of plastic surgery inquiries and information searches. Each website will have its own set of relevant keywords intended to be within a broad topic inquiry search in plastic surgery, ranging from procedures and products to services.

         Continue to improve and enhance our services. We will continue to assist our allied surgeons in introducing new or additional services such as hair removal and skin care. These services serve as a cross- selling opportunity for our allied surgeons. We will continue to develop programs to enable our allied surgeons to increase the profitability of their practices. We will update and expand the content on our consumer and surgeon websites and implement new technologies to enhance the quality of services we provide for surgeons and consumers.

         There can be no assurance that we will be successful in implementing any of these strategies.

THE FOUNDING PRACTICES

    The 25 founding practices include 30 Board certified or Board eligible plastic surgeons and one surgeon certified by the Canadian Board of Plastic Surgery operating 33 offices located in 18 metropolitan markets. The founding practices generated combined revenue of approximately $33.3 million in 1998 and $34.3 million in 1999. Past revenues may not be indicative of future results. Approximately 75% of the procedures performed by our allied surgeons are cosmetic. We believe that each of the founding practices is a leading practice in its market. We selected the practices based upon a variety of factors, including:

         - board certification, licensing and good standing of allied surgeons;

         - practice size, historical financial performance and potential for future growth;

         -        geographic location; and

         - reputation among local consumers and peers within the plastic surgery industry.

    The following table sets forth the number of surgeons and locations of our founding surgeons.

                                         NUMBER OF   NUMBER OF                              NUMBER OF   NUMBER OF
                METROPOLITAN MARKET      SURGEONS     OFFICES        METROPOLITAN MARKET    SURGEONS     OFFICES
                California                                           Maine
                  Los Angeles.......         3           5             Portland..........       1           1
                Colorado                                             New York
                  Denver............         4           3             New York..........       3           5
                Florida                                              North Carolina
                  Orlando...........         2           2             Raleigh...........       1           1
                  Miami.............         1           2           Ohio
                                                                       Cincinnati........       1           1
                Georgia                                              Oklahoma
                  Atlanta...........         1           1             Oklahoma City.....       1           1
                Hawaii                                               Oregon
                  Honolulu..........         1           3             Portland..........       1           1
                Kansas                                               Pennsylvania
                  Kansas City.......         1           1             Philadelphia......       4           1
                Maryland                                             Texas
                  Baltimore.........         2           2             Amarillo..........       1           1
                                                                       Austin............       2           1
                                                                       Houston...........       1           1
                                                                                               --          --
                                                                                               31          33
                                                                                               ==          ==

         Acquisition Agreements. We have entered into acquisition agreements with each of the founding practices or the allied surgeons. These acquisition agreements may be in the form of an asset purchase and sale agreement, a stock purchase and sale agreement or an agreement and plan of reorganization whereby we merge with the allied practice. Based on applicable state laws and regulations, the operating assets of each practice were transferred to us pursuant to the acquisition agreements. As consideration for entering into an acquisition agreement, we paid consideration consisting of a combination of common stock, notes and cash.

         Business Services Agreements. We have entered into business services agreements with each of the founding practices. These agreements may be in the form of a service agreement or consulting agreement as dictated by state law. Each service agreement generally requires that we provide the following services for the allied practices:

         - acquisition and maintenance of specified furnishings and equipment;

         -        provision of suitable offices and facilities;

         -        payroll processing;

         - employment of necessary personnel, excluding plastic surgeons and certain medical personnel;

         -        development of business systems procedures and forms;

         -        procurement and inventory management;

         -        assistance in acquiring malpractice insurance;

         -        cash management;

         - assisting with advertising, marketing and practice development;

         -        development of appropriate business systems;

         -        supervision, management and organization of files and records;
                  and

         -        financial reporting and analysis.

Under the service agreements, we recognize revenues in amounts equal to the assumed expenses plus service fees based on the net cash collected. In future agreements, we may recognize revenues in amounts equal to the assumed expenses plus a fixed dollar amount with annual fixed percentage increases.

         If required by applicable state law or regulations, a founding practice may have entered into a consulting agreement with us that contains certain of the same provisions as the service agreement, including: (a) provisions relating to the obligation to loan funds to the allied practice in the event the allied practice is unable to pay its current expenses, (b) repurchase of assets and assumption of liabilities by the allied practice upon expiration or termination,
(c) covenant not to compete, and (d) indemnification. Under the consulting agreement, we provide the following services to allied practices in exchange for a fixed dollar annual fee with annual fixed percentage increases:

         -        consulting with respect to equipment and office needs;

         -        preparing staffing models appropriate for the allied practice;

         -        advising and training with respect to business systems;

         -        purchasing and maintaining inventory;

         - advising with respect to and providing or arranging accounting and bookkeeping services;

         -        assisting with the acquisition of malpractice insurance;

         -        advising with respect to developing a marketing plan;

         - assessing the financial feasibility of establishing new offices;

         -        providing billing and collection services; and

         - assisting the allied practices in organizing and developing filing and recording systems.

         The business services agreements have either 20 or 25 year terms. The business services agreements are subject to termination by either party in the event the non-terminating party becomes subject to voluntary or involuntary bankruptcy proceedings or materially breaches the agreement, subject to a cure period. The allied practices may also terminate the business services agreements if we are subject to a change of control not approved by our board of directors. Upon the termination of the business services agreements, except upon our breach, the allied practice and its shareholders are subject to a two year covenant not to compete which prohibits within a specified territory the following (a) advertising in print and electronic media; (b) soliciting patients, surgeons or staff associated with the allied practice; and (c) soliciting any referrals from any physician who referred one or more patients to the allied practice within three years prior to the date of such termination.

         Pursuant to these business services agreements, we must pay the operating expenses of a practice. To the extent a practice's operating expenses exceed revenues, we must pay the excess but the allied practice will be obligated to repay us, with interest, out of future revenues. The obligation of the allied practice to repay these advances will not be securitized or prioritized and will not have a definite maturity date. Under the business services agreements, the allied surgeons maintain full control over and ownership of the allied practices, determine which clinical personnel will be employed by the allied practices and establish their own practice standards to promote quality plastic surgery care. We do not engage in the practice of medicine. Each allied surgeon is responsible for the compliance of his or her allied practice with state and local regulations, licensing and certification requirements applicable to the practice of plastic surgery.

         Employment Agreements. Each allied surgeon who is an equity holder in an allied practice or who provides plastic surgery services through an allied practice an average of more than ten days a month either at the time of execution of the business services agreement or any time thereafter is required to execute an employment agreement with the allied practice. Each employment agreement generally provides that the allied surgeon will perform professional services for the allied practice over a period of 5 years, with automatic renewal for additional one year terms. After the expiration of the initial term, either the allied practice or the allied surgeon may terminate the employment agreement at any time without cause by giving ninety days' prior written notice. Each allied surgeon's compensation is a percentage of the net cash collected by the allied practice after the payment of the service fee and all operating expenses of the allied practice, with such percentage to be determined by the allied practice. The allied surgeon agrees that upon termination or expiration of the employment agreement, he or she will not compete for a period of two years in the market in which the allied practice operates an office, will not solicit former patients of the allied practice, will not solicit referrals from any physician who referred one or more patients to the allied surgeon or the allied practice within the two years prior to the termination, and will limit the methods of advertising in the area in which any allied practice is located.

OPERATIONS

    We make available support and services to the allied practices, including administrative and back office functions, purchasing, marketing, training and patient education programs. We offer to the allied surgeons a variety of operating procedures and systems designed to improve the productivity and increase the revenue of each allied practice and to achieve economies of scale, such as:

         - national group purchasing contracts for medical and office supplies and equipment, implants and pharmaceuticals;

         -        centralized payroll processing and employee benefits packages;

         - appropriate credit and collection policies to accommodate specific needs of the target market of each allied practice;

         - patient flow and work flow enhancements from physical improvements in design of facilities to increase the number of patients seen and the productivity of the allied surgeons; and

         - promotional programs to include newsletters, direct mail, seminars and patient financing to expand the allied surgeon's patient base.

         We intend to institute operating efficiencies and economies on a per market or per allied practice basis after thorough analysis, including review of work flow, patient flow, aged accounts receivable history, facilities, employee work load and productivity, and employee and patient satisfaction.

GOVERNMENT REGULATION

         Overview. The health care industry is highly regulated, and there can be no assurance that the regulatory environment in which we operate will not change significantly and adversely in the future. In general, regulation of health care providers and companies is increasing.

         Every state imposes licensing requirements on medical doctors and on their facilities and services. In addition, many states require regulatory approval, including certificates of need, before establishing certain types of health care facilities, offering certain services or making expenditures in excess of statutory thresholds for health care equipment, facilities, or programs. The execution of a business services agreement with an allied practice currently does not require any health care regulatory approval on our part or on the part of the allied practice. However, in connection with the expansion of existing operations and the entry into new markets, we and our allied practices may become subject to additional regulation.

         Health Care Regulations. Federal and state laws regulate the health care industry, the relationships between practice management companies such as us and physicians, and the relationships among physicians and other providers of health care services.

         Corporate Practice of Medicine. The laws of many states prohibit corporations and other entities that are not owned entirely by medical doctors from employing medical doctors, having control over clinical decisions, or engaging in other activities deemed to constitute the practice of medicine. We will contract with professional associations, which will be owned by one or more medical doctors and which in turn will employ or contract with physicians and other health care providers to provide professional services. We will perform only non-professional services, will not represent to the public that we provide medical services, and will not exercise influence or control over the practices of the medical doctors employed by the professional associations. The business services agreements and consulting agreements specifically provide that all decisions required by law to be made by licensed physicians or other licensed professionals shall be made by those individuals. While certain shareholders of managed professional corporations that practice medicine may also be involved in company management, they act independently when making decisions on behalf of their professional corporations and we will have no right, and will not attempt to exercise any right, to control those decisions.

   Fee-Splitting and Anti-kickback Laws

         State Law. Many states prohibit "fee-splitting" by physicians with any party except other physicians in the same professional practice association. In most cases, these laws have been construed as applying to the payment of a portion of a fee to another person for referring a patient or otherwise generating business and not to prohibit payment of reasonable compensation for facilities and services, other than the generation of referrals, even if the payment is based on a percentage of the practice's revenues. In addition, most states have laws prohibiting the payment or receipt of any remuneration that is intended to induce referrals for health care products or services. For example, the Florida fee-splitting law prohibits the payment or receipt of any commission, bonus, kickback, or rebate, or engaging in any split-fee arrangement in any form for patient referrals to providers of goods or services. According to a Florida court of appeals decision interpreting this law, it does not prohibit a management fee that is based on a percentage of gross income of a professional practice if the manager does not refer patients to the practice. Other states, such as New York, have fee-splitting statutes that have been interpreted to prohibit any compensation arrangement that is based on a percentage of physicians' revenue.

         Federal Law. The fraud and abuse provisions of the Medicare and Medicaid statutes prohibit the payment or receipt of any remuneration in return for the referral of patients covered by federally funded health care programs such as Medicare and Medicaid, or in return for purchasing, leasing, ordering, or arranging for the purchase, lease or order of any product or service that is covered by such programs, and impose significant penalties for false or improper billings under such programs. In addition, under legislation known as the "Stark Bill," physicians' referrals for certain designated health services to entities with which they have a financial relationship are prohibited unless certain exceptions apply. Violations of these laws may result in substantial civil or criminal penalties, including exclusion from participation in the Medicare and Medicaid programs, or recoveries of prior payment.

         The several laws described above have civil and criminal penalties and have been subject to judicial and regulatory interpretation. They are enforced by regulatory agencies vested with broad discretion in interpreting them. Our agreements and proposed activities have not been examined by federal or state authorities under these laws and regulations. Currently, we are not a separate provider of Medicare or state health program reimbursed services. Although we believe that our operations and those of our allied practices will be conducted so as to comply with all of the foregoing laws, there can be no assurance that these operations will not be successfully challenged as violative of one or more such laws. In addition, these laws and their interpretation vary from state to state. The regulatory framework of certain jurisdictions may limit our expansion into, or ability to continue operations within, such jurisdictions if we are unable to modify our operational structure to conform with such regulatory framework. Any limitation on our ability to expand could have an adverse effect on us.

         Impact of Healthcare Reform. The United States Congress has considered various healthcare reform proposals, including comprehensive revisions to the current healthcare system. It is uncertain what legislative proposals will be adopted in the future or what actions federal or state legislatures or third-party payors may take in anticipation of or in response to any healthcare reform proposals or legislation. Changes in the healthcare industry, such as the growth of managed care organizations or provider networks, may result in lower payment levels for the services of the allied surgeons and lower revenues for us.

         Internet Regulation. There are an increasing number of laws and regulations pertaining to the Internet. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governments and agencies. Laws or regulations may be adopted with respect to the Internet relating to liability for information retrieved from or transmitted over the Internet, online content regulation, visitor privacy, taxation and quality of products and services. Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment and personal privacy is uncertain and developing. Any new legislation or regulation, or the application or interpretation of existing laws may have an adverse effect on our Internet business. In addition to Internet regulation, our websites may be subject to numerous state and federal laws that govern the delivery of healthcare services and goods in the United States. These laws range from laws prohibiting the offer, payment or receipt of remuneration to induce referrals to entities providing healthcare services and goods to licensure requirements as well as special protection for healthcare data. These laws are complex and are under constant revision and interpretation. These laws and their active enforcement, particularly in the areas of healthcare fraud, affect the way all healthcare providers structure their business relationships and deliver healthcare services and goods. New developments in this area could affect the structure and operation of our Internet business. In the event some state or federal regulatory agency determined that our relationship with one or more of our advertisers that deliver healthcare services or goods violate any such laws, then we could be subjected to fines and other costs and could be required to revise or terminate that portion of our business.

         Liability for Information Retrieved from Our Websites and from the Internet. Content may be accessed on our websites and this content may be downloaded by visitors and subsequently transmitted over the Internet. This could result in claims against us based on a variety of theories, including defamation, practicing medicine without a license, malpractice, obscenity, negligence, copyright or trademark infringement or other theories based on the nature, publication and distribution of this content. Some of these types of claims have been brought, sometimes successfully, against providers of Internet services in the past. In addition, we may be subject to claims alleging that, by directly or indirectly providing links to other websites, we are liable for copyright or trademark infringement or the wrongful actions of third parties through their respective websites. Any claims brought against us in this respect may have a material and adverse effect on our business.

         Domain Names. Domain names are Internet "addresses." The current system for registering, allocating and managing domain names has been the subject of litigation, including trademark litigation, and of proposed regulatory reform. We have registered Idealme.com, ThePlasticSurgeryCo.com and approximately 25 additional domain names. There can be no assurance that our domain names will not lose their value, or that we will not have to obtain entirely new domain names in addition to or in lieu of our current domain names if reform efforts result in a restructuring of the current system.

         Jurisdiction. Due to the global nature of the Internet, it is possible that, although transmissions by us over the Internet originate primarily in the United States, the governments of states and foreign countries might attempt to regulate our transmissions or prosecute us for violations of their laws. These laws may be modified, or new laws enacted, in the future. Any of the foregoing developments could have a material adverse effect on our business, results of operations and financial condition. In addition, as our service is available over the Internet in multiple states and foreign countries, these jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each state or foreign country. We have not qualified to do business as a foreign corporation in every jurisdiction. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties and could result in our inability to enforce contracts in such jurisdictions. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on our business, financial condition, and results of operations.

COMPETITION

         There are several companies that affiliate with physicians in the area of plastic surgery, and we realize that additional entities may enter this market. We intend to capitalize on the reputations and relationships of the founding practices and their allied surgeons to assist us in affiliating with additional plastic surgery practices. Based on our preliminary review and analysis of, and discussions with, the founding practices, we believe that our emphasis on high quality patient care and our business, marketing, technological and practice-growth support systems will encourage plastic surgeons to affiliate with us.

         The business of providing plastic surgery services is highly competitive in each market in which the allied surgeons operate. Allied surgeons compete with plastic surgeons that maintain single offices or operate a single satellite office, as well as with plastic surgeons that maintain group practices or operate in multiple offices. Allied surgeons also compete with general surgeons and dermatologists and ophthalmologists who provide certain plastic surgery services. The provision of plastic surgery services by such general practitioners and dermatologists has increased in recent years. We believe that with the operations and growth strategies outlined above, the allied surgeons will continue to be leaders in their respective markets.

         We are aware of several entities that provide healthcare information through the Internet. These entities will compete with our efforts to provide relevant healthcare information to the Internet consumer and establish brand loyalty to their websites. All of these companies compete with us for visitor traffic. We expect competition to continue to increase as there are no substantial barriers to entry in our market. Increased competition could result in reductions in fees we receive for subscription services, reduced visitor traffic to our website, or loss of market share. Any of these occurrences could materially and adversely affect our business, financial condition and results of operations. Competition is also likely to increase significantly, not only as new entities enter the market, but also as current competitors expand their services. Our principal competitors in the Internet sector of our business are eBody.com, Surgery.com, iVillage, Thrive Online, Mediconsult and WebMD.

EMPLOYEES

         As of March 27, 2000, we had 131 employees. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

INTELLECTUAL PROPERTY

         We have not applied for federal registration of the service mark "The Plastic Surgery Company." We intend to use this name in our marketing and advertising campaigns in order to associate the name The Plastic Surgery Company with a reputation for nationwide quality plastic surgery care.

INSURANCE

         We maintain general liability insurance for ourselves and, where permitted by applicable law and insurers, are named as an additional insured under the policies of the allied practices. There can be no assurance that any claims against us or any of the allied practices will not be successful, or if successful, will not exceed the limits of available insurance coverage or that such coverage will continue to be available at acceptable rates. The allied surgeons purchase and maintain their own malpractice liability insurance coverage.

ITEM 2.  PROPERTIES.

         We lease approximately 2,900 square feet of office space in Santa Barbara, California for our headquarters. We have entered into a contract to lease approximately 6,500 square feet of office space beginning May 1, 2000 in Santa Barbara, California. We lease approximately 2,600 square feet of office space in Atlanta, Georgia. As of March 1, 2000, we entered into a sublease for the Atlanta space.

ITEM 3.  LEGAL PROCEEDINGS.

         We are not a party to any litigation that if adversely determined would have a material adverse effect on our operations. Many of the founding practices have pending litigation arising in the ordinary course of business. If we acquired the stock of a practice in a stock purchase or merger transaction, we assume the liabilities of the practice, including litigation, prior to the transaction. We intend to vigorously defend any and all litigation. We maintain general liability insurance for us and on behalf of our allied practices and where permitted by applicable law and insurers, we will be named as an additional insured under the policies of the allied practices. The allied surgeons maintain professional liability insurance covering the delivery of health services. Also, we are indemnified under the business services agreements for liabilities we incur as a result of the performance of medical services by allied surgeons. Successful malpractice claims against allied practices could have a material adverse effect on our profitability. Although we believe we have adequate liability insurance coverage, there can be no assurance that a pending or future claim or claims will not be successful or, if successful, will not exceed the limits of available insurance coverage. There can also be no assurance that coverage will continue to be available at acceptable costs and on favorable terms.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

NONE.

ITEM 5.  MARKET FOR REGISTRANT'S CAPITAL STOCK AND RELATED STOCKHOLDER MATTERS.

         (a) Our stock is traded on The American Stock Exchange under the symbol "PSU". The high and low prices of the stock as reported on The American Stock Exchange for each quarter from December 10, 1999 are shown below:

                                                                                       High       Low
                                                                                       ----       ---
                             Fourth Quarter 1999 (from December 15, 1999)             8.375      6.250
                             First Quarter 2000 (through March 27, 2000)              7.000      3.375

         At March 27, 2000, the last reported sale price of the stock was $5.25 per share and there were approximately 104 record holders.

         We have not declared any dividends or made any distributions to shareholders except for the payment of $6.1million cash and note consideration to 17 initial allied practices that were accounted for under Staff Accounting Bulletin 48 "Transfer of Nonmonetary Assets by Promoters and Shareholders" ("SAB 48"). The shareholders of these founding practices were considered promoters. We expect to retain future earnings for the growth and development of our business and do not anticipate any dividends being declared or paid for the foreseeable future.

         From January 1, 1998 to April 30, 1999, we granted warrants to purchase an aggregate of 137,750 shares of common stock with an exercise price per share equal to the initial public offering price to certain of the allied surgeons for referring allied surgeons to us for affiliation and assisting us in recruiting our officers. The warrants are exercisable for 5 years from the closing of our initial public offering. We relied on the exemption in Rule 701 promulgated under the Securities Act of 1933, as amended, ("Rule 701") for the grants.

         From March 2, 1998 to February 24, 1999, we issued 3,000 shares of common stock to 24 investors for $500.00 per share. All of these sales were to accredited investors and were exempt from registration under Regulation D.

         On May 13, 1999, we issued to various employees warrants to purchase 160,000 shares of our common stock at $2.50 per share. The warrants are exercisable for 5 years from date of grant. We relied on Rule 701 for exemption from registration under the Securities Act.

         On May 13, 1999, we sold to our existing shareholders for $.50 per share warrants to purchase 1,390,204 shares of our common stock at $2.50 per share. The warrants are exercisable for five years from the grant date. Four of the purchasers purchased the warrants in exchange for notes issued to the company in an aggregate principal amount of $391,250, which were subsequently offset against accrued compensation owed to the holders. We relied on Regulation D for exemption from registration under the Securities Act.

         On May 13, 1999, we issued to Isis Cosmetic Surgery Partners, Inc. 6,148 shares of our common stock in exchange for rights to negotiate business development agreements with certain plastic surgery practices. These shares will be distributed to 24 shareholders. We relied on exemptions from registration under the Securities Act.

         The company used the proceeds from the above referenced sales to fund working capital and operating expenses. No underwriter was engaged in connection with these sales.

         On December 15, 1999, simultaneous with the closing of our initial public offering pursuant to a Registration Statement on Form S-1, we issued 2,999,734 shares of stock to our initial allied practices pursuant to the exemption set forth in section 4(2) of the 1933 Act regarding non-public offerings. On March 27, 2000 these 2,999,734 shares were registered pursuant to a Registration Statement on Form S-1.

         On December 29, 1999 the Company's board of directors approved the purchase of 700,000 warrants from Jonathan Wilfong, Chairman of the board of directors. The warrants were sold to Mr. Wilfong on May 13, 1999 for $.50 per warrant and had an exercise price of $2.50 per share. The Company purchased the warrants for the issuance (i) of a non-interest bearing promissory note in the principal amount of $1,050,000 and (ii) warrants to purchase 700,000 shares of common stock at $8.00 per share. The note provides for repayment in monthly installments of $15,000 for the first year, and prepayment without penalty at any time at the discretion of the board of directors. The note was recorded at its principal value less a discount of $75,000. The warrants may be exercised in whole or in part for a five year term beginning on the date of issuance. The Company recorded compensation expense of $3,504,171 related to the issuance of warrants and note.

         (b) Pursuant to the registration statement on Form S-1 that became effective on December 2, 1999, we offered and sold 1,400,000 shares of stock in our initial public offering for an aggregate offering price of $11,200,000. As of December 31, 1999, the amount of expenses we incurred in connection with the issuance and distribution of the stock in our initial public offering was (1) $1,120,000 for underwriting discounts and commissions, and (2) approximately $1,547,000 for legal, accounting, printing, filing fees and miscellaneous costs. We have used the remaining net proceeds of $8,533,000 to pay the cash portion of the consideration to the allied practices, to service the debt payments of the notes issued as consideration to the allied practices, to repay indebtedness assumed from certain allied practices and to pay certain accrued liabilities and for working capital.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following financial information for the period from April 30, 1997 (inception) to December 31, 1997 and for the years ended December 31, 1998 and 1999 is derived from our audited financial statements. No significant operations occurred until our initial public offering on December 15, 1999.

                                                                             FOR THE PERIOD
                                                                             FROM INCEPTION      FOR THE            FOR THE
                                                                            (APRIL 30, 1997)    YEAR ENDED         YEAR ENDED
                                                                             TO DECEMBER 31,    DECEMBER 31,       DECEMBER 31,
                                                                                  1997             1998               1999
                                                                             ---------------   -------------        ----------

Net revenues............................................................      $       --         $       --         $1,426,695
Direct expenses:
  Salaries, wages, and benefits.........................................              --                 --            468,367
  Medical supplies......................................................              --                 --            187,470
  Advertising...........................................................              --                 --            113,272
                                                                              ----------         ----------         ----------
  Rent..................................................................              --                 --            110,664
                                                                              ----------         ----------         ----------
     Total direct expenses..............................................              --                 --            879,773

Salaries, wages and benefits............................................       1,732,576          2,181,990          7,224,936
General operating expenses..............................................         153,316          1,021,961          2,838,826
Depreciation and amortization
                                                                              ----------         ----------         ----------
 ........................................................................           1,973              6,548            183,094
                                                                              ----------         ----------         ----------
  Total operating expenses..............................................       1,887,865          3,210,499         11,126,629
                                                                              ----------         ----------         ----------
Operating margin........................................................      (1,887,865)        (3,210,499)        (9,699,934)
  Other income..........................................................           7,946              7,623              6,126
                                                                              ----------         ----------         ----------
Net loss................................................................     $(1,879,919)       $(3,202,876)       $(9,693,808)
                                                                              ==========         ==========         ==========
Basic and diluted net loss per share....................................      $  (127.31)        $  (184.47)        $   (44.27)
                                                                              ==========         ==========         ==========

Weighted average shares outstanding.....................................          14,766             17,363            218,978
                                                                              ==========         ==========         ==========

                                                                                  AS OF DECEMBER 31,
                                                                    -------------------------------------------
                                                                       1997           1998               1999
                                                                    -----------    -----------        ---------
          BALANCE SHEET DATA (in thousands):
            Cash and cash equivalents                               $    184         $    403         $     842
            Working capital (deficit)                                   (176)          (1,348)           (3,436)
            Total assets                                                 202              440            11,302
            Total long-term liabilities                                   --               --             4,204
            Total shareholders' (deficit)                               (158)          (1,311)            2,660
          equity

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         You should read the following discussion and analysis in conjunction with the accompanying financial statements and related notes.

OVERVIEW

         On December 15, 1999 we began providing business development services and Internet solutions to our alliance of 30 Board certified or Board eligible plastic surgeons and one surgeon certified by the Canadian Board of Plastic Surgery located in 18 metropolitan markets throughout the United States. In the future we intend to provide business services and acquire certain assets of, or to manage, additional plastic surgery practices. In addition, we may acquire companies, businesses or assets that compliment or expand our existing business. We may expand our business into the performance of nonsurgical, noninvasive procedures. In the future we intend to provide business services and acquire certain assets of, or to manage, additional plastic surgery practices. Our Internet strategy is important to our business. We have two proprietary websites: Idealme.com, our consumer website; and ThePlasticSurgeryCo.com, our surgeon website. Idealme.com allows consumers to research available procedures, submit inquiries regarding cosmetic surgery procedures, view possible cosmetic changes through online imaging technology, obtain financing for procedures and locate Board certified cosmetic surgeons. ThePlasticSurgeryCo.com will provide allied surgeons online access to our national buying programs and facilitate "best practices" study groups among our allied surgeons. We did not conduct any significant operations or earn any revenue until the close of our initial public offering on December 15, 1999.

         We earn revenue from providing services to the allied practices pursuant to the business services agreements on a monthly basis as each practice collects its cash. The business services agreements provide that each practice will pay our fees based on a percentage of the net cash collected by that practice. Our revenue consists of the sum of the service fee and amounts equal to the operating expenses of the practice assumed by us under the business services agreements. We separately disclose in the notes to our financial statements the revenue from service fees and operating expenses. The operating expenses of the practice that are our responsibility and which we are legally obligated to pay include the following:

         - salaries, benefits, payroll taxes, workers compensation, health insurance and other benefit plans, and other direct expenses of non-medical employees that are our employees located at the practice;

         - direct costs of all employees or consultants that provide services to each practice's office;

         -        medical and office supplies;

         - lease or rent payments, utilities, telephone and maintenance expenses for practice facilities;

         -        property taxes on our assets located at the practice offices;

         - property, casualty and liability insurance premiums, excluding malpractice insurance which is the responsibility of the practice;

         -        surgeon recruiting expenses; and

         - advertising and expenses attributable to the promotion of practice offices.

         We assume all of the above expenses and will pay the third-party provider of the goods and services. These expenses have been recorded in our financial statements as expenses because we are legally obligated to pay them. In exchange for assuming these expenses and providing business services, we have recorded revenue in amounts equal to the assumed expenses plus the service fee described above.

         The practice retains the responsibility for payment of any and all direct employment expenses, including benefits, for any surgeon or other employee that we are prohibited from employing by applicable law. In addition, the practice retains responsibility for the payment of expenses for continuing education, seminars, professional licenses, professional membership dues and malpractice insurance and all other expenses of any surgeon. These expenses that remain the responsibility of the practice are not included in reimbursed operating expenses which is a component of our revenue.

POSSIBLE SOURCES OF FUTURE REVENUES

         In the future, we also intend to enter into "management services agreements," rather than "business services agreements," with select plastic surgery practices. Pursuant to management services agreements, we will provide business development services and

Internet solutions and receive service fees. The expenses we expect to incur under the management services agreements will be substantially the same as the expenses we expect to incur under the business services agreements. We will recognize revenues from these agreements based on a percentage of the net cash collected by the allied practice which is commensurate with the level and timing of services being provided. We will not acquire operating assets of allied practices entering into management services agreements, and we will not assume the operating expenses of these practices. Because we will not assume the operating expenses of the practices entering into management services agreements, we will not record the operating expenses as revenue or expense in our income statement.

         We list on Idealme.com cosmetic surgeons who are not allied with us and are located in areas where we are not affiliated with an allied practice. After a few months, we will contact these surgeons to determine whether they want to continue to be listed in our directory. If so, we intend to enter into subscription agreements with these surgeons to allow them to continue to be included in the directory of Board certified or Board eligible cosmetic surgeons on Idealme.com. These subscribing surgeons listed on our website directory will be listed for the convenience of potential consumers located in areas where we are not affiliated with an allied practice. We will not investigate the qualifications of the surgeons who subscribe for this service. Our website will advise consumers to independently investigate each surgeon's qualifications. Subscribing surgeons will pay us a fee for the directory listing which we will recognize as revenue as it is earned. We may generate future revenues from the sale of products and services through our proprietary websites. The revenue generated may include fees from banner and sponsorship advertising, subscriptions to our online magazine and video imaging.

RESULTS OF OPERATIONS

         Our financial statements for the year ended December 31, 1999 reflect a net loss of $9,693,808 on operating revenues of $1,426,695. From inception until the closing of our initial public offering on December 15, 1999, we were in a development stage and conducted no operations and earned no operating revenues. The expenses recorded while in a development stage consist primarily of salaries, consulting and professional fees, and expenses related to the issuance of equity securities, and differ significantly from expenses and revenue anticipated to be incurred and earned from operations in the future.

         Net Revenues. As we conducted no operations and earned no revenue prior to the closing of our initial public offering, annual revenues reported include only the revenue generated from operations during the period from December 16, 1999 to December 31, 1999. Net revenues include the service fees earned plus the operating expenses of the practices assumed by us pursuant to the business services agreements.

         Direct Expenses. The amounts reported for direct expenses represent certain operating costs incurred by the allied practices from December 16, 1999 to December 31, 1999 that we assumed pursuant to the business services agreements.

         Salaries, Wages and Benefits. The amount reported for salaries, wages and benefits represents all costs of employees and consultants that we incurred from January 1, 1999 to December 31, 1999. Approximately 81%, or $5,831,353, was compensation expense recorded as a result of the issuance of warrants in May and December of 1999. Approximately 4%, or $273,560, was related to consultants and the remaining 15%, or $1,109,745, was related to employee salaries, wages and benefits.

         General Operating Expenses. The amount reported for general operating expenses represents all operating costs other than Salaries, Wages and Benefits that we incurred from January 1, 1999 to December 31, 1999, as well as general operating costs incurred by the allied practices from December 16, 1999 to December 31, 1999 that we assumed pursuant to the business services agreements. Approximately 57%, or $1,624,000, was recorded as a result of impairment of certain intangible assets originally recorded in May 1999 as discussed below. Of the remaining $1,214,826 of general operating expense, $386,782 was general operating costs incurred by the allied practices, and $828,044 was legal and accounting, travel and general costs of operations.

         During the fourth quarter of 1999, four of the thirteen practices that originally contracted with Isis terminated their contracts and did not enter into business services agreements with the Company. These terminated contracts represented almost 50 percent of estimated cash flow from the contract rights purchased from Isis in May of 1999. As a result of the termination of these contrasts, the Company reviewed the identifiable intangibles created as a result of the purchase of the contract rights for impairment because an event occurred that may indicate that the carrying amount of the intangible contract rights may not be recoverable. The Company estimated the future cash flows expected to result from the purchased contract rights for each specific individual practice and the lowest level for which there are identifiable cash flows. Each individual practice has distinct and discrete cash flows that are not dependent upon the cash flow of any other physician practice. Because the five terminated contracts have no future cash flows, the entire amount of the intangible contract rights associated with these practices has no value and was written off under SFAS No.121

"Accounting For the Impairment of Long-lived Asses and for Long-lived Assets to be Disposed Of." A total impairment charge of approximately $1,624,000 was recorded in general and administrative expense in the statements of operations.

         Depreciation and Amortization. Depreciation on corporate assets was $33,254 for the year ended December 31, 1999 and on assets we acquired from the allied practices was $7,510 for the period December 15, 1999 to December 31, 1999. Amortization expense of $22,613 related to goodwill recorded as a result of allied practice acquisitions. The remaining amortization expense of $119,717 related to intangible assets recorded as a result of our acquisition in May 1999 of the rights to negotiate business development agreements with plastic surgery practices.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to our initial public offering, we financed our start-up costs primarily through private sales of our securities. Our lack of operating history resulted in our inability to obtain bridge financing and required us to raise funds through the issuance of warrants. On May 13, 1999, we sold 1,390,204 warrants to existing shareholders for $0.50 per warrant. The warrants have an exercise price of $2.50 and were fully vested on the date of issuance. We recorded the excess of the fair value of the warrants of approximately $9.3 million as a charge to additional paid-in capital because the warrants were a cost of raising funds for our operations. We received cash proceeds of approximately $304,000 and the release of liabilities associated with accrued compensation of approximately $391,000 as payment for the $0.50 purchase price of the warrants. The non-cash proceeds from the offering were used to offset accrued compensation of approximately $391,000 and the cash proceeds of approximately $304,000 were used to fund our operating expenses, primarily rent and related expenses, travel, advertising, development and professional services.

         Pursuant to the Registration Statement on Form S-1 that became effective on December 2, 1999, we offered and sold 1,400,000 shares of stock in our initial public offering for an aggregate offering price of $11,200,000. As of December 31, 1999, the amount of expenses we incurred in connection with the issuance and distribution of the stock in our initial public offering was (1) $1,120,000 for underwriting discounts and commissions, and (2) approximately $1,547,000 for legal, accounting, printing, filing fees and miscellaneous costs. We have used the remaining net proceeds of $8,533,000 to pay the cash portion of the consideration to the allied practices, to service the debt payments of the notes issued as consideration to the allied practices, to repay indebtedness assumed from certain allied practices and to pay certain accrued liabilities and for working capital.

         As of December 31, 1999, we had a working capital deficit of approximately $3,436,000. The majority of the current liabilities relate to amounts owed to employees and consultants who have agreed to defer payment until the Company acquires financing. We will require capital for the following purposes:

         - to pay accrued salaries and consulting fees of our employees or consultants;

         - to pay amounts owed to allied practices pursuant to notes issued in the acquisitions of the founding practices;

         - to pay amounts owed to our chairman pursuant to a $1,050,000 promissory note;

         -        to pay, if necessary, operating expenses;

         - to form additional affiliations with plastic surgery practices;

         - to pay costs associated with the development and maintenance of our websites; and

         -        to fund corporate costs for providing business services.

         The notes issued in the acquisitions of the founding practices bear interest at 8% per annum and provide for equal monthly payments of principal and interest over the five-year term of the note.

         Each business services agreement obligates us, with no limitation, to pay the operating expenses of an allied practice. These operating expenses are paid out of individual practice cash accounts that we control. To the extent a practice's operating expenses exceed its revenues, we are required to pay any excess expense but the allied practice is obligated to repay this amount to us with interest. We will record this amount as a receivable from the practice bearing interest at the prime rate as published in The Wall Street Journal plus one percent. As of December 31, 1999, no receivable for funding excess operating expenses existed from the allied practices. If it does occur, the allied practice will be required to repay any receivable to us out of its future revenues. The receivable will be repaid after the payment of the service fee and before the allied surgeon receives any compensation. There is no defined payment date related to the receivable. We intend to fund these excess operating expenses from working capital or borrowings under a credit facility. Since approximately 75% of the procedures performed by our allied surgeons are cosmetic with fees generally paid no later than the time the procedure is performed, we believe that our requirement to finance the excess operating expenses of the allied practices can be funded through our operations. In addition, our allied practices must pay our service fees and their operating expenses before the surgeons receive any funds from the practice. We do not believe that a lag in collections of patient receivables would occur or if it occurred would significantly affect our liquidity.

         We believe that cash flow from operations will be sufficient to fund our ongoing operations through the terms of the business services agreements. However, if the cash flow from operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or acquire a credit facility. We also believe that anticipated borrowings under a credit facility will be sufficient to fund our planned capital needs for the next 12 months. The Company is actively in the process of obtaining a credit facility, however, to the extent we are unable to obtain a credit facility, we may not be able to fully implement our acquisition program. As of March 27, 2000, the Company has not obtained a credit facility.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Our financial statements, together with the report thereon of Arthur Andersen LLP, dated March 3, 2000 begin on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

OUR DIRECTORS

         Jonathan E. Wilfong, Chairman of the Board. Mr. Wilfong (age 51) is our founder and served as our Chief Executive Officer until June 1998, and has served as Chairman of the Board of Directors since 1997. From June 1996 to May 1997, Mr. Wilfong served as a consultant for OrthAlliance, Inc., a public company which provides business development services to orthodontic practices, and from May 1997 to May 1999 he served as Chairman of the Board of OrthAlliance, Inc. and continues to serve as a director. In 1996, Mr. Wilfong founded Newfound Capital Associates, an investment banking advisory firm. Mr. Wilfong is a Certified Public Accountant, and from 1983 to 1996 was a partner with Price Waterhouse LLP in Atlanta, Georgia and Greenville, South Carolina where he worked primarily with high growth companies.

         Dennis E. Condon, President, Chief Executive Officer and Director. Mr. Condon (age 51) has served as our President and Chief Executive Officer since June 1998 and has served as a director since December 15, 1999. From 1984 until joining us, Mr. Condon was employed by Mentor Corporation, an international supplier of medical products and technology, serving from 1991 to 1998 as President of the Mentor's medical device division specializing in aesthetic surgery implants and electromechanical medical instrumentation.

         William G. Armiger, M.D., F.AC.S., Director. Dr. Armiger (age 53) has served as a director since January 15, 2000. Dr. Armiger has been practicing plastic surgery since 1976. From 1984 to present, Dr. Armiger has served as director of the Chesapeake Plastic Surgery Center in Baltimore, Maryland. He is a member of the American Medical Association, the American Society of Plastic and Reconstructive Surgeons and the American Society of Aesthetic Plastic Surgeons, as well as several other professional societies. Dr. Armiger is certified by both the American Board of Surgery and the American Board of Plastic Surgery. He is a fellow of the American College of Surgeons, and served as president and governor of the Maryland Chapter from 1990 to 1995. Dr. Armiger received his M.D. in 1972 from the University of Maryland School of Medicine, performed a general surgery internship at the University of Maryland Hospital, a residency in general surgery where he was appointed chief resident at St. Agnes Hospital in Baltimore, Maryland, a plastic surgery residency at Strong Memorial Hospital in Rochester, New York, and a post graduate fellowship in head and neck reconstructive surgery and oncology at the Roswell Memorial Institute in Buffalo, New York.

         Robert A. Ersek, M.D., F.A.C.S., Director. Dr. Ersek (age 61) has served as a director since December 15, 1999. Dr. Ersek has been practicing plastic surgery in Austin, Texas since 1978. In 1996, he formed Personique, Inc., a company focusing on patient orientation procedures. Dr. Ersek is the former President of both the Austin Plastic Surgery Society and the Lipoplasty Society of Board Certified Plastic Surgeons of North America. Since 1970, he has served as the Medical Director and a member of the Board of Directors of Genetic Laboratories Wound Care, a wound care product manufacturing company, now a wholly-owned subsidiary of Derma Science. Dr. Ersek is a member of the American Medical Association, a fellow of the American College of Surgeons and the American Board of Plastic Surgery, American Society of Plastic and Reconstructive Surgeons, and American Aesthetic Surgery Society. Dr. Ersek received his M.D. in 1966 from Hahnemann University Medical School, performed an internship and general surgery residency at the University of Minnesota, a residency in plastic surgery at Tulane University and a fellowship in plastic surgery at the University of Mississippi.

         John C. Schantz, M.D., F.A.C.S., Director. Dr. Schantz (age 58) has served as a director since December 15, 1999. Dr. Schantz founded Plastic Surgery Associates, P.C., a founding practice, in Lancaster, Pennsylvania in 1978. He currently serves as the Chief of the Division of Plastic Surgery at Lancaster General Hospital and serves on the active staff of HealthSouth Surgery Center of Lancaster. He is a member of the Governing Board, Department of Surgery and serves as Chairman, Surgical Practice Council at the Lancaster General Hospital. He is a member of the American Society of Plastic and Reconstructive Surgeons and a fellow of the American College of Surgeons. Dr. Schantz received his M.D. in 1971 from Hahnemann Medical College and completed his residency training at the Hershey Medical Center, Hershey, Pennsylvania.

         W. Grant Stevens, M.D., F.A.C.S., Director. Dr. Stevens (age 46) has served as a director since December 15, 1999. Dr. Stevens has served as President of W. Grant Stevens, M.D., Inc. (d/b/a/ Plastic Surgery Associates), a founding practice in Marina Del Ray, California, since 1988. Dr. Stevens is a Board Certified Diplomate of the American Board of Plastic Surgery and is a member of the American Society of Plastic and Reconstructive Surgeons, The American Society of Aesthetic Plastic Surgery, the California Society of Plastic Surgeons, as well as several other professional societies. Dr. Stevens is also on the clinical faculty at U.C.L.A. Dr. Stevens served as Chairman of the Department of Surgery and was on the Medical Executive Committee at Daniel Freeman Marina Hospital from 1989 through 1996. Dr. Stevens is an editorial advisory board member of Cosmetic Surgery Times, Plastic Surgery Products, and
Wounds: A Compendium of Current Research and Practice. Dr. Stevens received his M.D. with honors in 1980 from the Washington University School of Medicine in St. Louis, Missouri, where he also completed his plastic surgery training. Dr. Stevens also received the Special Congressional Certificate of Recognition and the Distinguished Service Citation from the Medical Board of California.

         Mark A. Kaiser, Director. Mr. Kaiser (age 42) has served as a director since December 15, 1999. Mr. Kaiser is Chairman of the Board and Chief Executive Officer of Caredata.com, Inc., a healthcare Internet content company. Prior to joining Caredata.com in 1991, Mr. Kaiser was Vice President of Sales and Marketing for Charter Medical Corporation, a chain of psychiatric hospitals. From 1987 to 1990 Mr. Kaiser served as Senior Vice President of Marketing at Telecom USA, a publicly traded long distance company acquired by MCI Communications Corporation. Mr. Kaiser is a member of the Board of Directors of R.S. Andrews Enterprises, Inc., a national home services contractor. Mr. Kaiser holds Bachelor of Science degrees in Computer Science and Mathematics from Furman University.

COMPENSATION OF DIRECTORS

         Members of the board are reimbursed for their out of pocket expenses for each meeting attended, but otherwise serve without cash compensation. We adopted the 1999 Non-Employee Director Stock Plan, pursuant to which each non-employee director receives a nondiscretionary grant to purchase 10,000 shares of common stock upon his or her election or appointment to the board and, if the non-employee director is serving as a non-employee director following the annual meeting each year, an additional non-discretionary grant for the purchase of 10,000 shares of common stock.

OUR EXECUTIVE OFFICERS

                          NAME                                 AGE                       POSITION
                          ----                                 ---                       --------
                          Dennis E. Condon................     51   President, Chief Executive Officer and Director
                          Gunnar Sundstrom................     54   Chief Financial Officer
                          Joshua Levine...................     41   Chief Development Officer
                          Patricia A. Altavilla...........     42   Executive Vice President of Marketing and
                                                                    Business Planning

         Dennis E. Condon, President, Chief Executive Officer and Director. Mr. Condon has served as our President and Chief Executive Officer since June 1998 and has served as a director since December 15, 1999. From 1984 until joining us, Mr. Condon was employed by Mentor Corporation, an international supplier of medical products and technology, serving from 1991 to 1998 as President of the Mentor's medical device division specializing in aesthetic surgery implants and electromechanical medical instrumentation.

         Gunnar Sundstrom, Chief Financial Officer. Mr. Sundstrom has served as Chief Financial Officer since May 1999. From 1992 to 1999, Mr. Sundstrom was employed by Mentor's medical device division, serving as Vice President and Controller since 1996.

         Joshua Levine, Chief Development Officer. Mr. Levine has served as our Chief Development Officer since February 2000. From September 1998 through January 2000 he was the Vice President of Sales & Marketing for the aesthetics business at Mentor Corporation. From October 1996 through September 1998, Mr. Levine was the Vice President of Sales for Mentor's aesthetics business. From January 1993 through September 1995, Mr. Levine was the Vice President-General Manager of the home care division of Kinetic Concepts Inc., a San Antonio based company. David Challoner served as our Chief Development Officer from October 1997 to November 1999, when he resigned from this position.

         Patricia A. Altavilla, Executive Vice President of Marketing and Business Planning. Ms. Altavilla has served as our Vice President of Marketing and Business Planning since August 1998. From 1984 to 1998, Ms. Altavilla was employed by Mentor, serving as Vice President of Marketing since 1993.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires our executive offices and directors and persons who own more than ten percent of our common stock to file with the Securities and Exchange Commission certain reports, and to furnish copies thereof to us, with respect to such person's beneficial ownership of our equity securities. Based solely upon a review of the copies of such reports furnished to us and certain representation of such persons, we believe that all filings were timely.

ITEM 11.  EXECUTIVE COMPENSATION.

         The following table sets forth information with respect to all compensation earned, whether paid or accrued, in the fiscal years ended December 31, 1997, 1998 and 1999, for services rendered in all capacities to us by our Chief Executive Officer and other officers earning in excess of $100,000. We were incorporated in April 1997 and did not conduct any operations prior to that time.

                                                                  ANNUAL COMPENSATION                 LONG-TERM COMPENSATION
                                                 ------------------------------------------------  ---------------------------
                                                                                                    SECURITIES
                                                                         ACCRUED &      ACCRUED &   UNDERLYING
                                                            PAID          UNPAID         UNPAID    OPTIONS (#)/    ALL OTHER
                                                 YEAR      SALARY         SALARY         BONUS        SARS        COMPENSATION
                                                 ----                     ------         -----        ----

Dennis E. Condon                                 1999      $100,000      $100,000      $218,334      400,000      $ 12,500 (1)
  President, Chief Executive Officer and         1998        83,334        16,667        30,000          600           --
  Director                                       1997            --            --            --           --
Jonathan E. Wilfong                              1999        32,000            --       700,000      350,000
  Chairman of the Board                          1998        72,000        72,000       150,000          XXX           --
                                                 1997        64,000       123,250       192,750           --           --
Patricia A. Altavilla                            1999        71,250        78,750        91,250      160,000        8,750
  Executive Vice President of Marketing          1998        32,727        15,000        15,000          300
  and Business Planning                          1997            --            --            --           --           --
Gunnar Sundstrom                                 1999        32,500        46,000        73,563      100,000           --
  Chief Financial Officer                        1998            --            --            --           --           --
                                                 1997            --            --            --           --           --
David H. Challoner                               1999        62,500        62,500            --           --           --
  Chief Development Officer (2)                  1998        93,500       101,500            --           --           --
                                                 1997        29,500        23,000            --        1,000           --

----------
(1) Represents accrued compensation used to pay off notes for the purchase of our warrants by the officers in May 1999.
(2) David Challoner resigned his employment with the Company as Chief Development Officer effective as of November 1999.

OPTION GRANTS FOR LAST FISCAL YEAR

         The following table sets forth information regarding stock option grants for the year ending December 31, 1999 to the Chief Executive Officer and each of the named executive officers. No stock appreciation rights were granted during such year.

                                                                                                    POTENTIAL REALIZABLE VALUE AT
                                                                                                    ASSUMED ANNUAL RATES OF STOCK
                                                                                                    PRICE APPRECIATION FOR OPTION
                                                      INDIVIDUAL GRANTS                                        TERM (1)
                           --------------------------------------------------------------------------------------------------------
                                   PERCENT OF
                               NUMBER OF       TOTAL OPTIONS
                              SECURITIES         GRANTED TO
                              UNDERLYING        EMPLOYEES IN     EXERCISE OR BASE     EXPIRATION
                            OPTIONS GRANTED     FISCAL 1999       PRICE PER SHARE        DATE            5%(2)          10%(2)
                           ------------------ ----------------- -------------------- -------------- ---------------- --------------
  Dennis E. Condon            300,000                 49.6%            $8.00         12-15-04           $88,750        $740,495
  Patricia A. Altavilla       150,000                 24.8%            $8.00         12-15-04            44,375         370,247
  David Challoner (3)              --                 --               --                 --              --              --
  Gunnar Sundstrom            100,000                 16.5%            $8.00         12-15-04            29,583         246,832

(1) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the SEC. There can be no assurance provided to any executive officer or any other holder of the our securities that the actual stock price appreciation over the term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the common stock appreciates over the option term, no value will be realized from the option grants made to the Chief Executive Officer or the named executive officers.
(2) Based on a closing price of $6.50 per share of common stock on December 31, 1999.
(3) Mr. Challoner resigned his employment as Chief Development Officer effective as of November 1999, and pursuant to his employment agreement, forfeited the right to any option s.


AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUE

         The following table sets forth certain information concerning option holdings for the fiscal year ended December 31, 1999 with respect to the Chief Executive Officer and each of our named executive officers. No options or stock appreciation rights were exercised during such year.

                                   SECURITIES UNDERLYING                   VALUE OF
                                         NUMBER OF                        UNEXERCISED
                                        UNEXERCISED                      IN-THE-MONEY
                                          OPTIONS                           OPTIONS
                                       AT FY-END (#)                     AT FY-END ($)(1)
 NAME                             EXERCISABLE    UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE
-----------------------------------------------------------------------------------------------
Dennis E. Condon                     60,300           240,000       --               --
-----------------------------------------------------------------------------------------------
Patricia A. Altavilla                30,300           120,000       --               --
-----------------------------------------------------------------------------------------------
David Challoner (2)                    --                --         --               --
-----------------------------------------------------------------------------------------------
Gunnar Sundstrom                     20,000            80,000       --               --
-----------------------------------------------------------------------------------------------

(1) Based on a closing price of $6.50 per share of common stock on December 31, 1999.
(2) Mr. Challoner resigned his employment as Chief Development Officer effective as of November 1999, and pursuant to his employment agreement, forfeited the right to any option grants.

         We entered into employment agreements with Messrs. Condon, Levine and Sundstrom, and Ms. Altavilla providing for annual base salaries of $200,000, $150,000, $120,000 and $150,000, respectively, with each being eligible for a cash bonus of up to 30% of his or her base salary if certain annual financial performance targets are met. Pursuant to the agreements, Mr. Sundstrom was also granted a bonus of $15,000 payable upon closing of the initial public offering, and Mr. Levine was granted a signing bonus of $48,000 payable $4,000 per month during his first year of employment with us. Pursuant to the agreements, we granted Mr. Condon and Ms. Altavilla options to purchase 600 and 300 shares of common stock, respectively, at an exercise price of $500.00 per share with such options vesting on June 15, 1998 and August 1, 1998, respectively. Additionally, the Company granted at the closing of the initial public offering options for the purchase of common stock to each of Messrs. Condon and Sundstrom and Ms. Altavilla for 300,000, 100,000 and 150,000, shares respectively at $6.75 per share with 20% of these options vesting upon the effective date of the initial public offering and the remainder vesting 20% per year on each of the first four anniversary dates of such date. Pursuant to his agreement, in February of 2000, we granted options for the purchase of 100,000 shares of common stock to Mr. Levine at $8.00 per share with 20% of these options vesting upon the date of his employment and the remainder vesting 20% per year on each of the first four anniversary dates of such date.. Each of these employment agreements is for an initial term of five years with an automatic renewal for successive one year terms unless prior notice of termination is provided. The Company may terminate an employment agreement for cause, without cause upon 30 days prior written notice, or upon death or disability of the employee. The employee may terminate the employment agreement within 120 days after a constructive termination (as defined therein). If the employee's employment is terminated by the company without cause, by the employee within 120 days following a constructive termination, or upon occurrence of a change in control, we will pay the employee on the date of termination:

         -        severance pay in the amount of two times annual base salary;

         - base salary accrued but unpaid from the last monthly payment date to the date of termination;

         -        specified expense reimbursements;

         - a pro-rata portion of the annual maximum bonus for the year in which the termination occurs; and

         - two times the amount of the bonus actually earned for the prior calendar year, or if the termination occurs during the first year of employment, two times the pro-rata portion of the annual maximum bonus for the first year.

         Each agreement prohibits the employee from competing with us for a period of two years following termination of employment.

         We entered into an employment agreement with Mr. Challoner to serve as Chief Development Officer, providing for an annual base salary of $150,000 and eligibility for a cash bonus of up to 30% of his base salary if certain annual financial performance targets were met. Pursuant to the agreement, upon the effective date of the initial public offering, we were to grant Mr. Challoner options to purchase 150,000 shares of common stock at an exercise price of $8.00 per share. The options were to vest 20% upon the effective date of the initial public offering with the remainder to vest 20% per year on each of the first four anniversary dates of such date. Pursuant to an agreement effective as of January 15, 2000, Mr. Challoner resigned his employment with us effective November 1999 as Chief Development Officer and Mr. Challoner forfeited the right to receive the grant of options at the initial public offering. Mr. Challoner has signed an agreement with us, effective as of January 15, 2000, allowing for the payment of his accrued salary over a six month period.

STOCK OPTION PLANS

         We have adopted the 1998 Employee Stock Option Plan and the 1999 Non-Employee Director Stock Plan. We intend to register the shares of common stock issuable upon exercise of options granted under these plans. Upon registration, such shares will be eligible for resale in the public market, subject to applicable rules and regulations of the Securities Act.

         1998 Employee Stock Option Plan. The board has adopted and the shareholders have approved the 1998 Employee Stock Option Plan. Awards under the employee plan are to be determined by the compensation committee and granted to officers and employees as incentive or non-incentive stock options. The employee plan may be terminated by the board at any time.

         Eight hundred forty thousand shares of common stock are reserved for issuance pursuant to the employee plan, subject to certain anti-dilution provisions. Options for the purchase of 605,000 shares of common stock were granted at the closing of the initial public offering to certain officers and employees at an exercise price equal to the price to the public of $8.00 per share. These options vested 20% upon the closing of the initial public offering, with the balance vesting 20% per year on the first through fourth anniversary date of the date of grant. The options expire five years from the date of grant. Mr. Condon and Ms. Altavilla were granted non-qualified options under the employee plan for the purchase of 600 and 300 shares of common stock, respectively, at an exercise price of $500.00 per share. These options vest 100% upon the effective date of their respective employment agreements.

         1999 Non Employee Director Stock Plan. The board has adopted and the shareholders have approved the 1999 Non Employee Director Stock Plan. Awards under this plan are to be granted to non-employee directors to purchase shares of our common stock.

         Two hundred eighty thousand shares of common stock are reserved for issuance to the non-employee directors under the director plan. Each person who is elected or appointed a non-employee director will be granted a nondiscretionary option to purchase 10,000 shares of common stock at the time of his or her election or appointment. On December 15, 1999, one non-employee director received a grant of options to purchase 10,000 shares of common stock. Beginning in 2000, each person who continues to serve as a non-employee director following the annual meeting each year will receive a nondiscretionary option to purchase 10,000 shares of common stock. Options issued to non-employee directors under this plan will be non-qualified stock options, and will expire ten years from the date of the grant. The exercise price will be equal to the average closing bid price for the five trading days before election or appointment of the director. Options issued to non-employee directors become exercisable on the first anniversary of the date of the grant.

         Administration of the Stock Option Plans. The employee plan will be administered by the compensation committee of the board. The director plan is self-governing. Under the employee plan, the compensation committee determines who will receive, and the times at which, awards are granted, the types of awards granted, and all of the terms and conditions of the awards. Under the employee plan, the compensation committee must consist of at least two directors, and for grants of options or awards to any person subject to Section 16 of the Exchange Act, the committee must consist of at least two directors who are non-employee directors under Rule 16b-3.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         All of the members of the Board (consisting of Mr. Wilfong) determined executive compensation prior to the formation of a compensation committee on January 15, 2000, at which time, the Board designated a compensation committee composed of Messrs. Wilfong and Kaiser and Dr. Stevens. None of our executive officers serves as a member of a compensation committee or as a director of any entity of which our directors serve as an executive officer.

         In June of 1997, we entered into a consulting agreement, which was amended on September 30, 1998, with Mr. Wilfong, the Chairman of the board of directors. Under his consulting agreement, Mr. Wilfong agreed to provide us with his financial and general business services, and we agreed to pay Mr. Wilfong a consulting fee of $428,000 for such services. This consulting fee was payable in monthly installments of $8,000, with the balance, net of payments made through September 30, 1998, payable at the effective date of our initial public offering. From September 30, 1998 to the effective date of our initial public offering, Mr. Wilfong was to receive monthly payments of $8,000. Mr. Wilfong earned a bonus in 1998 of $150,000 payable upon the closing of the initial public offering.

         On May 13, 1999, we sold to Mr. Wilfong warrants to purchase 700,000 shares of common stock at an exercise price per share equal to $2.50. The purchase price was $.50 per share. We received a note from Mr. Wilfong in the amount of $350,000 for the $.50 purchase price of the warrants. The note was full recourse and was to mature three years from the date of issuance and accrue interest at a rate of 8% per annum. The note was paid off prior to June 30, 1999 by an offset to accrued compensation. On December 29, 1999, the board of directors approved the purchase of the warrants from Mr. Wilfong for the issuance (i) of a non-interest bearing promissory note in the principal amount of $1,050,000 and (ii) warrants to purchase 700,000 shares of common stock at $8.00 per share. The note provides for repayment in monthly installments of $15,000 and prepayment without penalty at any time or from time to time at the discretion of the board of directors. The warrants may be exercised in whole or in part for a five year term beginning on the date of issuance. We recorded a compensation charge of approximately $3.5 million in 1999 related to these transactions.

REPORT ON EXECUTIVE COMPENSATION

         The compensation committee is responsible for ensuring that a proper system of short and long-term compensation is in place to provide performance oriented incentives to management. Its report on compensation is as follows:

         The compensation committee is responsible for administering our executive compensation program. Until January of 2000, we had no compensation committee or other committee of the board of directors performing similar functions. Decisions regarding the compensation of executive officers for all periods from inception until then were made by our board of directors (Mr. Wilfong). The board of directors established a compensation committee on January 15, 2000 consisting of Messrs. Wilfong and Kaiser and Dr. Stevens.

COMPENSATION POLICY

         The compensation committee has adopted the following general principles and objectives which it considered in establishing executive compensation levels for 2000 and which it will use to guide future compensation decisions:

         - Our compensation programs should be designed to attract and retain highly qualified executives who will be critical to our long-term success.

         - A portion of the executive's total compensation should bear a direct relationship to our operating performance and profitability.

         - Executives should be recognized and rewarded for high performance and extraordinary results.

         - Incentive compensation arrangements should provide executives with an opportunity to acquire and increase direct ownership interests in the company and motivate them to build stockholder value by aligning their personal interests with stockholder interests.

EXECUTIVE COMPENSATION PROGRAM

         The compensation committee believes that a portion of the compensation paid to executive officers should relate to both our short-term and long-term profitability. Therefore, the executive officers' compensation program is composed of base salary, bonus and long-term incentive compensation.

         Base Salary and Bonus. Base salaries for Messrs. Condon, Levine and Sundstrom and Ms. Altavilla are paid pursuant to the employment agreements. Each of Messrs. Condon, Levine and Sundstrom and Ms. Altavilla is eligible for an annual cash bonus of up to thirty percent of his or her annualized base salary. The individual bonus percentages for 1999 were established by the compensation committee based upon each officer's level of responsibility and his or her contributions toward improving operating performance and profitability. The bonus percentages will be reviewed annually by the compensation committee and may be adjusted in accordance with these factors or others that the compensation committee determines to be relevant at the time.

         The compensation committee believes that the bonus portion of the executive compensation program is effective in motivating our executive officers to improve our current profitability. The compensation committee also believes that an adequate base salary is necessary to retain effective executive officers and to discourage management decisions which might improve short-term profitability but may not always be in the our long-term best interests.

         Long-Term Incentives. The compensation committee believes that, in addition to the annual cash bonus arrangements, it is appropriate for us to provide long-term incentive awards to motivate the executive officers to improve our long-term profitability and create value for the stockholders. In 1999, Messrs. Condon and Sundstrom and Ms. Altavilla received grants of options for the purchase of common stock of 300,000, 100,000 and 150,000 shares, respectively. In February of 2000, Mr. Levine received grants of options for the purchase of 100,000 shares of common stock.

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

         Compensation arrangements for Mr. Condon as President and Chief Executive Officer were determined based on his employment agreement with respect to base salary and long-term compensation and based on consideration of the factors described above with respect to the bonus amounts.

SECTION 162(M) OF THE INTERNAL REVENUE CODE

         Section 162(m) of the Internal Revenue Code, added as part of the Omnibus Budget Reconciliation Act of 1993, imposes a limitation on deductions that can be taken by a publicly held corporation for compensation paid to certain of its executives. Under Section 162(m), a deduction is denied for compensation paid in a tax year beginning on or after January 1, 1994, to a corporation's chief executive officer or any of its other four most highly compensated officers to the extent that such compensation exceeds $1 million. Certain performance-based compensation, however, is specifically exempt from the deduction limit.

         The Compensation Committee's current policy with respect to the Section 162(m) limitations is to preserve the federal income tax deductibility of executive compensation payments when it is appropriate and in our best interests and our stockholders. For the foreseeable future, the Compensation Committee does not expect Section 162(m) to have any practical effect on our compensation program. However, the Committee reserves the right to approve the payment of nondeductible compensation in the future if it deems such payment to be appropriate.

                                            COMPENSATION COMMITTEE


                                            Jonathan Wilfong, Chairman

                                            Mark Kaiser

                                            W. Grant Stevens, M.D., F.A.C.S.

         THE FOREGOING REPORT SHOULD NOT BE DEEMED INCORPORATED BY REFERENCE BY ANY GENERAL STATEMENT INCORPORATING BY REFERENCE THIS REPORT INTO ANY FILING UNDER THE 1933 ACT OR UNDER THE 1934 ACT (TOGETHER, THE "ACTS"), EXCEPT TO THE EXTENT THAT WE SPECIFICALLY INCORPORATE THIS INFORMATION BY REFERENCE, AND SHALL NOT OTHERWISE BE DEEMED FILED UNDER SUCH ACTS.

                          STOCK PRICE PERFORMANCE GRAPH

         The following line graph compares the yearly percentage change in cumulative stockholder return on the common stock with (a) the performance of a broad equity market indicator, and (b) the performance of a published industry index. The graph compares the percentage change in the return on the common stock since December 10, 1999. The stock price performance graph assumes an investment of $100.00 on December 10, 1999 and an investment of $100.00 in the S&P 500. Stock price performance as presented is not necessarily indicative of future results.

                                    [GRAPH]

                    COMPARISON OF CUMULATIVE TOTAL RETURNS *

                                                     STARTING
                                                      BASIS
                DESCRIPTION                        DEC 10, 1999     DEC 31, 1999
                -----------                        ------------     ------------
       THE PLASTIC SURGERY COMPANY (%)                                 -18.75
       THE PLASTIC SURGERY COMPANY ($)               $100.00           $81.25

       S & P 500 (%)                                                     5.89
       S & P 500 ($)                                 $100.00          $105.89

       S & P Smallcap 600 (%)                                            8.22
       S & P Smallcap 600 ($)                        $100.00          $108.22

       PEER GROUP ONLY (%)                                             -18.06
       PEER GROUP ONLY ($)                           $100.00           $81.94

       PEERS + YOUR COMPANY (%)                                        -18.06
       PEERS + YOUR COMPANY ($)                      $100.00           $81.94

       NASDAQ US (%)                                                    19.40
       NASDAQ US ($)                                 $100.00          $119.40

   *TOTAL RETURN BASED ON $100 INITIAL INVESTMENT & REINVESTMENT OF DIVIDENDS

         THE STOCK PRICE PERFORMANCE GRAPH SHALL NOT BE DEEMED INCORPORATED BY REFERENCE BY ANY GENERAL STATEMENT INCORPORATING BY REFERENCE THIS REPORT INTO ANY FILING UNDER THE ACTS EXCEPT TO THE EXTENT THAT WE SPECIFICALLY INCORPORATE THIS INFORMATION BY REFERENCE, AND SHALL NOT OTHERWISE BE DEEMED FILED UNDER SUCH ACTS.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                      COMMON STOCK OWNERSHIP BY MANAGEMENT
                           AND PRINCIPAL STOCKHOLDERS

         The following table sets forth the beneficial ownership of shares of common stock as of March 27, 2000 for (i) our directors, (ii) the Chief Executive Officer and named executive officers, (iii) our directors and executive officers as a group, and (iv) each person who is a stockholder holding more than a five percent (5%) interest.

                                                                                            NUMBER OF
                                                                                             SHARES OF           PERCENT OF
                                                                                           COMMON STOCK         COMMON STOCK
                                                                                           BENEFICIALLY         BENEFICIALLY
NAME OF BENEFICIAL OWNER (2)                                                                 OWNED(1)              OWNED
----------------------------                                                                 --------              -----
Jonathan E. Wilfong (3)                                                                      723,150                13.7%
Dennis E. Condon (4)                                                                         191,850                 4.0%
Patricia A. Altavilla (5)                                                                     57,975                 1.3%
Joshua Levine (6)                                                                             20,000                   *
David H. Challoner (7)                                                                         1,350                   *
Gunnar Sundstrom (8)                                                                          20,000                   *
William G. Armiger, M.D., F.A.C.S                                                            409,949                 9.0%
Robert Ersek , M.D., F.A.C.S                                                                 452,914                 9.9%
Mark Kaiser (9)                                                                               10,000                   *
John Schantz, M.D., F.A.C.S                                                                   51,273                 1.1%
W. Grant Stevens, M.D., F.A.C.S. (10)                                                        572,001                12.3%
S. L. Schlesinger, M.D., F.A.C.S. (11)                                                       236,173                 5.1%
All executive officers and directors as a
  group (10 persons)                                                                        2,509,112               44.1%



--------

* less than 1%
(1) Based on an aggregate of 4,553,708 shares of common stock issued and outstanding as of March 27, 2000. Includes shares of common stock that may be acquired upon the exercise of stock options exercisable within sixty days.
(2) Unless otherwise indicated, the address of each of the beneficial owners identified is c/o The Plastic Surgery Company, 104 West Anapamu, Suite G, Santa Barbara, California 93101. Except as otherwise indicated, such beneficial owner has sole dispositive power with respect to all shares of common stock owned by them, subject to community property laws where applicable.
(3) Includes (i) 8,000 shares of common stock held of record; (ii) 700,000 shares subject to presently exercisable warrants; and (iii) 150 shares of common stock and 15,000 shares subject to presently exercisable warrants held of record by his wife. Mr. Wilfong disclaims beneficial ownership of the shares held by his wife.
(4) Includes (i) 6,250 shares of common stock held of record and (ii) 185,600 shares subject to presently exercisable warrants and options.
(5) Includes (i) 175 shares of common stock held of record and (ii) 57,800 shares subject to presently exercisable warrants and options.
(6)      Includes 20,000 shares subject to presently exercisable options.
(7) Includes (i) 350 shares of common stock held of record and (ii) 1,000 shares subject to currently exercisable warrants.
(8)      Includes 20,000 shares subject to presently exercisable options.
(9) Includes 10,000 shares of common stock subject to currently exercisable options.
(10) Includes (i) 442,001 shares of common stock held of record; (ii) 115,000 shares subject to presently exercisable warrants; and (iii) 15,000 shares subject to presently exercisable warrants held by his wife. Dr. Stevens disclaims beneficial ownership of the warrants held by his wife.
(11) Includes (i) 186,173 shares of common stock held of record; and (ii) 50,000 shares subject to presently exercisable warrants.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Simultaneously with and as a condition to the closing of the initial public offering, we acquired certain operating assets of, or the stock of 16 founding practices in exchange for cash and shares of our common stock, which was accounted for under SAB 48, and we entered into business services agreements with these founding practices. In addition, we acquired 9 founding practices which were accounted for at the fair value of the assets. Each of these transactions was individually negotiated by us and each founding practice with respect to all material terms including, without limitation, valuation. Our executive officers and Mr. Wilfong negotiated the transactions with the founding practices. The aggregate consideration paid by us to these founding practices upon closing of the initial public offering was approximately $35.7 million, consisting of 2,999,734 shares of our common stock and approximately $6.6 million in cash and the delivery of approximately $5.1 million in promissory notes. The cash portion of the consideration was paid from proceeds received by us in the initial public offering. Drs. Ersek, Schantz and Stevens, all of whom were our directors as of the closing of the offering, received 452,914, 51,273 and 441,601 shares of our common stock, respectively, $452,914, $51,274 and $441,601 in cash, respectively, and $452,914, $51,274, and $441,601 in promissory notes, respectively, as a result of the acquisition of their founding practices. Drs. Armiger and Schlesinger received 409,949 and 185,973 shares of our common stock, and $1,069,898 and $110,347 in cash, respectively, as a result of the acquisition of their founding practices. Dr. Schlesinger also received $103,698 in a promissory note. The consideration that we agreed to pay each of the founding practices of Drs. Armiger, Ersek, Schantz, Schlesinger and Stevens was calculated in the same manner as the consideration for each of the other founding practices.

         Upon the closing of the acquisition of the founding practices, we entered into a business services agreement with each of Drs. Armiger, Ersek, Schantz, Schlesinger and Stevens, substantially on the terms described for such agreements in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- The Founding Practices -- Business Services Agreements."

         Under a consulting agreement that terminated on September 30, 1998, we paid Mr. Challoner $110,500 and issued him a warrant to purchase 1,000 shares of common stock at $250.00 per share, exercisable on or before October 1, 2002.

         On May 13, 1999, we sold warrants to purchase 1,390,204 shares of common stock at an exercise price per share equal to $2.50. The purchase price was $.50 per share. We received cash proceeds of $303,852 from the sale of these warrants. We received notes from Mr. Wilfong (Chairman of the Board), Mr. Condon (President and Chief Executive Officer), and Ms. Altavilla (Executive Vice President of Marketing and Business Planning) in the amount of $350,000, $12,500 and $8,750, respectively, for the $.50 per share purchase price of the warrants. The notes were full recourse notes that were to mature three years from the date of issuance and accrue interest at a rate of 8% per annum. The notes were subsequently paid off prior to June 30, 1999 by an offset to accrued compensation owed to the holders. The warrants may be exercised in whole or in part for a five-year term commencing on the date of issuance. The warrants are not subject to adjustment for stock splits, stock dividends or any other reorganization of our outstanding stock. We recorded a charge to additional paid-in capital related to the issuance of these warrants based on the fair value of our common stock on the date of issuance of $8.93 per share. For additional information regarding Mr. Wilfong, see "Management -- Compensation Committee Interlocks."

         We granted warrants to purchase an aggregate of 137,750 shares of common stock with an exercise price per share equal to the initial public offering price, exercisable for a five year term commencing on the closing of the initial public offering, to the following allied surgeons: 75,000 to Dr. Stevens, who is a director, for referring allied surgeons to us for affiliation and assisting us in recruiting of our officers; and 8,750 to Dr. Ellenby, 12,000 to Dr. Jewett, 30,000 to Dr. Schlesinger, and 12,000 to Dr. Singer for referring allied surgeons to us for affiliation. We recorded expense related to these warrants at the closing of the initial public offering.

         We also issued warrants to individuals not affiliated with us to purchase an aggregate of 125,000 shares of common stock with an exercise price per share equal to the initial public offering price, exercisable for a five year term commencing on the date of the initial public offering, for referring allied surgeons to us. We recorded expense related to these warrants at the closing of the initial public offering.

         On May 12, 1999, we issued warrants to purchase 100,000 shares of common stock to Mr. Condon and warrants to purchase 10,000 shares of common stock to Ms. Altavilla for an exercise price per share equal to $2.50. The warrants are not subject to adjustment for stock splits, stock dividends or any other reorganization of our outstanding stock. We recorded expense related to the issuance of these warrants based on the fair value of our common stock on the date of issuance of $8.93 per share.

         In June 1999, we agreed to pay to Mr. Condon a cash bonus in the amount of $75,000 for past services provided. This cash bonus is payable upon the completion of the offering.

         On May 13, 1999, we sold to Mr. Wilfong warrants to purchase 700,000 shares of common stock at an exercise price per share equal to $2.50. The purchase price was $.50 per share. We received a note from Mr. Wilfong in the amount of $350,000 for the $.50 purchase price of the warrants. The note was full recourse and was to mature three years from the date of issuance and accrue interest at a rate of 8% per annum. The note was paid off prior to June 30, 1999 by an offset to accrued compensation. On December 29, 1999, the board of directors approved the purchase of the warrants from Mr. Wilfong for the issuance (i) of a non-interest bearing promissory note in the principal amount of $1,050,000 and (ii) warrants to purchase 700,000 shares of common stock at $8.00 per share. The note provides for repayment in monthly installments of $15,000 and prepayment without penalty at any time or from time to time at the discretion of the board of directors. The warrants may be exercised in whole or in part for a five year term beginning on the date of issuance. We recorded a compensation charge of approximately $3.5 million in 1999 related to these transactions.



                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(1)      Financial Statements

         Listed on the Index to the Financial Statements and Schedules on page F-1 of this Report.

(2)      Financial Statement Schedules

         Listed on the Index to the Financial Statements and Schedules on page F-1 of this Report.

(3)      Exhibits

         2.1 Form of Agreement and Plan of Reorganization between the Company and the Founding Practices (incorporated by reference to Exhibit 2.1 of the Company's Registration on Form S-1 Registration No. 333-78565)

         2.2 Form of Amendment to the Form of Agreement and Plan of Reorganization between the Company and the Founding Practices (incorporated by reference to Exhibit 2.2 of the Company's Registration on Form S-1 Registration No. 333-78565)

         2.3 Form of Purchase and Sale Agreement between the Company and the Founding Practices (incorporated by reference to Exhibit 2.3 of the Company's Registration on Form S-1 Registration No. 333-78565)

         2.4 Form of Stock Purchase and Sale Agreement between the Company and the Founding Practices (incorporated by reference to Exhibit 2.4 of the Company's Registration on Form S-1 Registration No. 333-78565)

         2.5 Letter Agreement between the Company and Isis Cosmetic Surgery Partners, Inc. dated May 13, 1999 (incorporated by reference to Exhibit 2.5 of the Company's Registration on Form S-1 Registration No. 333-78565)

         2.6 Form of Amendment to Agreement and Plan of Reorganization dated as of November 11, 1999 between the Company and the Founding Practices (incorporated by reference to Exhibit 2.6 of the Company's Registration on Form S-1 Registration No. 333-78565)

         2.7 Form of Amendment to Purchase and Sale Agreement dated as of November 11, 1999 between the Company and the Founding Practices (incorporated by reference to Exhibit 2.7 of the Company's Registration on Form S-1 Registration No. 333-78565)

         2.8 Form of Amendment to Agreement and Plan of Reorganization dated as of November 24, 1999 between the Company and Founding Practices (incorporated by reference to Exhibit 2.8 of the Company's Registration on Form S-1 Registration No. 333-78565)

         2.9 Form of Amendment to Purchase and Sale Agreement dated as of November 24, 1999 between the Company and Founding Practices (incorporated by reference to Exhibit 2.9 of the Company's Registration on Form S-1 Registration No. 333-78565)

         3.1 Form of Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Registration on Form S-1 Registration No. 333-78565)

         3.2 Form of Amended and Restated Bylaws (incorporated by reference to
Exhibit 3.2 of the Company's Registration on Form S-1 Registration No.
333-78565)


         4.1 Specimen Common Stock Certificate (incorporated by reference to
Exhibit 4.1 of the Company's Registration on Form S-1 Registration No.
333-78565)

         4.2 Form of Warrant Agreement between the Company and the representatives of the underwriters of the Company's initial public offering. (incorporated by reference to Exhibit 4.2 of the Company's Registration on Form S-1 Registration No. 333-78565)

         4.3 Form of Referral Warrant (incorporated by reference to Exhibit 4.3 of the Company's Registration on Form S-1 Registration No. 333-78565)

         10.1 Amendment to Employment Agreement between the Company and David Challoner dated February 25, 1999 (incorporated by reference to Exhibit 10.3 of the Company's Registration on Form S-1 Registration No. 333-78565)

         10.2 Amendment to Employment Agreement between the Company and Patricia Altavilla dated March 1, 1999 (incorporated by reference to Exhibit 10.5 of the Company's Registration on Form S-1 Registration No. 333-78565)

         10.3 Form of Service Agreement between the Company and the Founding Practices (incorporated by reference to Exhibit 10.7 of the Company's Registration on Form S-1 Registration No. 333-78565)

         10.4 Form of Amendment to Form of Service Agreement between the Company and the Founding Practices (incorporated by reference to Exhibit 10.8 of the Company's Registration on Form S-1 Registration No. 333-78565)

         10.5 Form of Consulting and Business Services Agreement between the Company and the Founding Practices (incorporated by reference to Exhibit 10.9 of the Company's Registration on Form S-1 Registration No. 333-78565)

         10.6 Form of Employment Agreement between the allied surgeons and the allied practices (incorporated by reference to Exhibit 10.1 of the Company's Registration on Form S-1 Registration No. 333-78565)

         10.7 1998 Employee Stock Option Plan (incorporated by reference to
Exhibit 10.11 of the Company's Registration on Form S-1 Registration No. 333-78565)

         10.8 1999 Non-Employee Director Stock Plan (incorporated by reference to Exhibit 10.12 of the Company's Registration on Form S-1 Registration No. 333-78565)

         10.9 Amendment to Employment Agreement between the Company and Dennis
E. Condon dated June 30, 1999 (incorporated by reference to Exhibit 10.13 of the Company's Registration on Form S-1 Registration No. 333-78565)

         10.10 Employment Agreement between the Company and Joshua Levine dated February 1, 2000

         27.1     Financial Data Schedule (for SEC use only).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the 1934 Act, we have duly caused this Form 10-K to be signed on behalf of the undersigned, thereunto duly authorized, on March 30, 2000.

                               THE PLASTIC SURGERY COMPANY


                               By:      /s/ Dennis E. Condon
                                  --------------------------------------------
                                   Dennis E. Condon
                               President, Chief Executive Officer and Director


         Pursuant to the requirements of the 1934 Act, this report has been signed below by the following persons in the capacities indicated and on the date indicated.

SIGNATURE                                            TITLE                              DATE
---------                                            -----                              ----

         /s/ Jonathan Wilfong                        Chairman of the Board              March 27, 2000
--------------------------------------------
         Jonathan Wilfong


         /s/ Dennis Condon                           President and Chief                 March 27, 2000
--------------------------------------------         Executive Officer (Principal
         Dennis Condon                               Executive Officer)



         /s/ Gunnar Sundstrom                        Chief Financial Officer            March 27, 2000
--------------------------------------------         (Principal Accounting
         Gunnar Sundstrom                            Officer)



         /s/ Robert Ersek, M.D.                      Director                           March 29, 2000
--------------------------------------------
         Robert Ersek, M.D.


         /s/ John Schantz, M.D.                      Director                           March 27, 2000
--------------------------------------------
         John Schantz, M.D.


         /s/ Mark A. Kaiser                          Director                           March 27, 2000
--------------------------------------------
         Mark A. Kaiser


         /s/ William Armiger, M.D.                   Director                           March 28, 2000
--------------------------------------------
         William Armiger, M.D.

INDEX TO FINANCIAL STATEMENTS

The Plastic Surgery Company
  Report of Independent Public Accountants ...........................            F-2
  Balance Sheets at December 31, 1998 and 1999 .......................            F-3
  Statements of Operations For the Period From Inception
     (April 30, 1997) to December 31, 1997, and For the
Years ................................................................            F-4
     Ended December 31, 1998 and 1999
  Statements of Shareholders' Equity (Deficit) For the
     Period From Inception (April 30, 1997) to December
31, ..................................................................            F-5
     1997 and For the Years Ended December 31, 1998 and
                                                                                 1999
  Statements of Cash Flows For the Period From Inception
     (April 30, 1997) to December 31, 1997 and For the
Years ................................................................            F-6
     Ended December 31, 1998 and 1999
  Notes to Financial Statements ......................................            F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Plastic Surgery Company:

         We have audited the accompanying balance sheets of The Plastic Surgery Company (a Georgia corporation) as of December 31, 1998 and 1999 and the related statements of operations, shareholders' deficit, and cash flows for the period from inception (April 30, 1997) to December 31, 1997 and for the years ended December 31, 1998 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Plastic Surgery Company as of December 31, 1998 and 1999 and the results of its operations and its cash flows for the period from inception (April 30, 1997) to December 31, 1997 and for the years ended December 31, 1998 and 1999 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Atlanta, Georgia
March 3, 2000

                           THE PLASTIC SURGERY COMPANY

                                 BALANCE SHEETS

                                                                                                    DECEMBER 31,
                                                                                       ---------------------------------------
                                                                                            1998                    1999
                                                                                       -------------             -------------
                                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..................................................          $     402,860             $     842,307
  Accounts receivable                                                                             --
                                                                                                                 -------------
                                                                                                                       160,140
    Total current assets.....................................................                402,860                 1,002,447
EQUIPMENT, at cost...........................................................                 45,760                 1,196,865
  Less accumulated depreciation..............................................                 (8,521)                  (49,285)
                                                                                       -------------             -------------
     Equipment, net..........................................................                 37,239                 1,147,580
                                                                                       -------------             -------------
INTANGIBLE ASSETS............................................................                     --                 9,294,504
  Less accumulated amortization..............................................                     --                  (142,330)
                                                                                       -------------             -------------
     Intangible assets, net..................................................              9,152,174
                                                                                                                 -------------
                                                                                                                 -------------
          Total assets.......................................................          $     440,099             $  11,302,201
                                                                                       =============             =============
                LIABILITIES AND SHAREHOLDERS'
                       EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable..........................................................           $     571,142             $     558,041
  Accrued employee and consultant compensation..............................               1,179,812                 1,928,443
  Current portion of long-term debt.........................................                      --                 1,952,557
                                                                                                                 -------------
          Total current liabilities.........................................               1,750,954                 4,439,041
LONG-TERM DEBT..............................................................                      --                 4,203,565
                                                                                                                 -------------
   Total liabilities........................................................               8,642,606                 1,750,954
                                                                                       -------------             -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT):
  Common stock; no par value; 100,000,000 shares
     authorized, 18,926 and 4,553,708 shares issued
     and outstanding at December 31, 1998 and 1999 .........................                        --                    --
  Paid-in capital ..........................................................                 3,521,940            36,450,529
  Warrants .................................................................                   250,000             8,714,754
  Accumulated deficit ......................................................                (5,082,795)          (42,505,688)
                                                                                            ----------           -----------
          Total shareholders' equity (deficit) .............................                (1,310,855)            2,659,595
                                                                                            ----------           -----------
          Total liabilities and shareholders' equity
            (deficit) ......................................................                  $440,099           $11,302,201
                                                                                            ==========           ===========

        The accompanying notes are an integral part of these statements.

                           THE PLASTIC SURGERY COMPANY

                            STATEMENTS OF OPERATIONS

                                                                            FOR THE PERIOD
                                                                           FROM INCEPTION       FOR THE             FOR THE
                                                                          (APRIL 30, 1997)     YEAR ENDED          YEAR ENDED
                                                                           TO DECEMBER 31,     DECEMBER 31,       DECEMBER 31,
                                                                                1997              1998               1999
                                                                            ------------       ------------       ------------

Net revenues......................................................          $         --       $         --       $  1,426,695
Direct expenses:
  Salaries, wages, and benefits...................................                    --                 --            468,367
  Medical supplies................................................                    --                 --            187,470
  Advertising.....................................................                    --                 --            113,272
  Rent............................................................                    --                 --            110,664
                                                                            ------------       ------------       ------------
     Total direct expenses........................................                    --                 --            879,773
Salaries, wages and benefits......................................             1,732,576          2,181,990          7,224,936
General operating expenses........................................               153,316          1,021,961          2,838,826
Depreciation and amortization.....................................                 1,973              6,548            183,094
  Total operating expenses........................................             1,887,865          3,210,499         11,126,629
                                                                            ------------       ------------       ------------
Operating margin..................................................            (1,887,865)        (3,210,499)        (9,699,934)
  Other income....................................................                 7,946              7,623              6,126
                                                                            ------------       ------------       ------------
Net loss..........................................................          $ (1,879,919)      $ (3,202,876)      $ (9,693,808)
                                                                            ============       ============       ============

Basic and diluted net loss per share..............................          $    (127.31)      $    (184.47)      $     (44.27)
                                                                            ============       ============       ============

Weighted average shares outstanding...............................                14,766             17,363            218,978
                                                                            ============       ============       ============


        The accompanying notes are an integral part of these statements.

                           THE PLASTIC SURGERY COMPANY

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                                                          TOTAL
                                                                                                                      SHAREHOLDERS'
                                            COMMON STOCK           PAID-IN                           ACCUMULATED         EQUITY
                                           SHARES     AMOUNT       CAPITAL           WARRANTS          DEFICIT          (DEFICIT)
                                         ---------    ------    ------------      ------------      ------------      -----------
BALANCE AT APRIL 30, 1997 ..........            --     $ --     $         --      $         --      $         --      $        --
  Common stock issued to founders
    and employees ..................        14,400       --          721,440                --                --          721,440
  Common stock issued to
    investors ......................         2,000       --          500,000                --                --          500,000
  Common stock sold to consultant
    from shareholder ...............            --       --          250,000                --                --          250,000
  Warrants granted to
    consultant .....................            --       --               --           250,000                --          250,000
  Net loss .........................            --       --               --                --        (1,879,919)      (1,879,919)
                                         ---------     ----     ------------      ------------      ------------      -----------
BALANCE AT DECEMBER 31, 1997 .......        16,400       --        1,471,440           250,000        (1,879,919)        (158,479)
  Common stock issued to
    investors ......................         2,526       --        1,263,000                --                --        1,263,000
  Common stock sold to
    consultants and employees
    from shareholder ...............            --       --          787,500                --                --          787,500
  Net loss .........................            --       --               --                --        (3,202,876)      (3,202,876)
                                         ---------     ----     ------------      ------------      ------------      -----------
BALANCE AT DECEMBER 31, 1998 .......        18,926       --        3,521,940           250,000        (5,082,795)      (1,310,855)
  Common stock issued to investors
   in private placements ...........           474       --          237,000                --                --          237,000
  Warrants issued to employees,
consultants ........................            --       --               --         4,856,353                --        4,856,353
    and shareholders
  Warrants issued to shareholders ..            --       --       (9,269,630)        9,964,983                --          695,353
  Stock issued to ISIS .............         6,148       --        3,073,780                --                --        3,073,780
  Sale of common stock in initial ..     1,400,000       --        8,532,976                --                --        8,532,976
   public offering
  Stock issued to founding surgeons      2,999,734       --       23,997,881                --       (21,579,640)       2,418,241
  Warrants converted by shareholders       128,426                        --         1,338,982        (1,338,982)              --
  Warrants purchased from ..........            --       --        5,017,600        (5,017,600)               --               --
shareholder
  Dividends paid ...................            --       --               --                --        (6,149,445)      (6,149,445)
  Net loss .........................            --       --               --                --        (9,693,808)      (9,693,808)
                                         ---------     ----     ------------      ------------      ------------      -----------
BALANCE AT DECEMBER 31, 1999 .......     4,553,708     $ --     $ 36,450,529      $  8,714,754      $(42,505,688)     $ 2,659,595
                                         =========     ====     ============      ============      ============      ===========

        The accompanying notes are an integral part of these statements.

                           THE PLASTIC SURGERY COMPANY

                            STATEMENTS OF CASH FLOWS

                                 FOR THE PERIOD

                                                                           FROM INCEPTION        FOR THE          FOR THE
                                                                          (APRIL 30, 1997)      YEAR ENDED       YEAR ENDED
                                                                           TO DECEMBER 31,      DECEMBER 31,     DECEMBER 31,
                                                                                1997               1998              1999
                                                                            ------------       ------------       ------------

          CASH FLOWS FROM OPERATING ACTIVITIES:
            Net loss                                                        $ (1,879,919)      $ (3,202,876)      $ (9,693,808)
            Adjustments to reconcile net loss to net cash
              used in operating activities:
              Depreciation and amortization                                        1,973              6,548            183,094
              Expense related to stock and warrant issuance
                  to founders, employees and consultants                         970,000                 --
                                                                                                                     5,831,353
              Expense related to asset impairment                                     --                 --          1,624,000
              Expense related to stock sold to employees
                  and consultants by shareholder                                 250,000            787,500                 --
              Changes in assets and liabilities:
                Accounts receivable                                                   --                 --           (160,140)
                Accounts payable                                                  56,486            514,656            (13,101)
                Accrued employee and consultant compensation                     303,895            875,917            748,631
                                                                            ------------       ------------       ------------
                   Total adjustments                                           1,582,354          2,184,621          8,213,837
                                                                            ------------       ------------       ------------
                   Net cash used in operating activities                        (297,565)        (1,018,255)        (1,479,971)
                                                                            ------------       ------------       ------------
          CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchase of equipment                                                (19,724)           (26,036)          (174,120)
            Payment to founding practices                                             --                 --         (2,939,016)
            Acquisition of certain contract rights from ISIS                          --                 --           (426,800)
                   Net cash used in investing activities                         (19,724)           (26,036)        (3,539,936)
                                                                            ------------       ------------       ------------
          CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from warrants issued to investors                                --                 --            695,353
            Advance from shareholder                                                  --                 --            170,121
            Payment of advance from shareholder                                       --                 --            (50,121)
            Dividend paid to shareholders of founding                                 --                 --         (4,125,975)
          practices
            Net proceeds from initial public offering                                 --                 --          8,532,976
            Common stock issued to founders                                        1,440                 --                 --
            Common stock issued to investors                                     500,000          1,263,000            237,000
                   Net cash provided by financing activities                     501,440          1,263,000          5,459,354
                                                                            ------------       ------------       ------------
          NET CHANGE IN CASH AND CASH
            EQUIVALENTS                                                          184,151            218,709            439,447
          CASH AND CASH EQUIVALENTS,
            Beginning of period                                                       --            184,151            402,860

          CASH AND CASH EQUIVALENTS, end of period                          $    184,151       $    402,860       $    842,307
                                                                            ============       ============       ============

          NON-CASH TRANSACTIONS:
            Issuance of stock to founding surgeons                          $         --       $         --       $ 23,997,881
                                                                            ============       ============       ============

            Issuance of notes payable to founding surgeons
             recorded as                                                    $         --       $         --       $  2,023,470
                                                                            ============       ============       ============
              a dividend

            Issuance of notes payable to founding surgeons                  $         --       $         --       $  3,037,652
                                                                            ============       ============       ============
             recorded as
              goodwill

            Equipment acquired from founding surgeons                       $         --       $         --       $    971,985
                                                                            ============       ============       ============

            Warrants converted by shareholders                              $         --       $         --       $  1,338,982
                                                                            ============       ============       ============

            Warrants issued to shareholders                                 $         --       $         --       $  9,269,630
                                                                            ============       ============       ============

            Common stock issued in purchase of contract
             rights from                                                    $         --       $         --       $  3,073,780
                                                                            ============       ============       ============
             Isis

            Warrants purchased form shareholder                             $         --       $         --       $  5,017,600
                                                                            ============       ============       ============


        The accompanying notes are an integral part of these statements.

                           THE PLASTIC SURGERY COMPANY

                          NOTES TO FINANCIAL STATEMENTS



1. BUSINESS AND ORGANIZATION

         The Plastic Surgery Company (the "Company") was incorporated as a Georgia corporation on April 30, 1997 to provide business development services and Internet solutions to plastic surgery practices. The Company had no significant operations until the closing of an initial public offering (the "Offering") on December 15, 1999.

         Upon the closing of the Offering, the Company effected the transfer (the "Transfer"), of certain operating assets and certain liabilities of, or the stock of an entity holding certain assets and certain liabilities of, plastic surgery practice entities (the "Founding Practices") in exchange for cash, notes and shares of common stock. Each Founding Practice transaction was individually negotiated between the Company and the Founding Practice as to all material terms. The Company also entered into long-term business services agreements with these Founding Practices.

         The Company accounted for certain of the Founding Practices acquired in the Transfers under Staff Accounting Bulletin No. 48, "Transfers of Nonmonetary Assets by Promoters and Shareholders" ("SAB 48"). The shareholders of these Founding Practices are considered promoters. For the Transfers accounted for under SAB 48, the Founding Practice received up to a maximum of 25% of the total consideration for each transaction in cash and notes and the balance in 2,812,963 shares of common stock valued at the initial public offering price. The cash paid to the Founding Practices accounted for under SAB 48 was recorded as a dividend by the Company and the assets and liabilities acquired were recorded at their historical costs. For the Transfers not accounted for under SAB 48, the Company recorded the Transfers at fair value as asset acquisitions and recorded intangible assets amortized over periods ranging from 10 to 15 years. (See Note 2 -- Intangible Assets.)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

         The revenue of the Company consists of the sum of the service fees and amounts equal to the operating expenses of the practice assumed by the Company. See Note 6 "Operating Expenses of the Founding Practices" for a discussion of practice expenses that are the responsibility and legal obligation of the Company and included as a component of the Company's revenue. The amount of operating expenses of the practice assumed by the Company was as follows:

                  For the period from inception (April 30, 1997) to December 31, 1997        $        0
                  For the year ended December 31, 1998                                                0
                  For the year ended December 31, 1999                                        1,266,556

CASH AND CASH EQUIVALENTS

         Cash equivalents consist of highly liquid investments purchased with original maturities of 90 days or less of maturity. They are recorded at cost which approximates fair value.

EQUIPMENT

         Equipment is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the assets' estimated useful lives of five to seven years.


                                                                   DECEMBER 31,     DECEMBER 31,
                                                                     1998              1999
                                                                  -----------       -----------
          Equipment consisted of the
          following:
            Computer equipment and software                       $    21,914       $   314,747
            Furniture and fixtures                                     23,846           207,057
            Medical equipment                                              --           427,417
            Leasehold improvements                                         --           247,644
                                                                  -----------       -----------
                                                                       45,760         1,196,865
               Less accumulated depreciation                           (8,521)          (49,285)
                                                                  -----------       -----------
                                                                  $    37,239       $ 1,147,580
                                                                  ===========       ===========

Depreciation expense for the period from inception (April 30, 1997) to December 31, 1997 and the years ended December 31, 1998 and 1999 was $1,973, $6,548 and $40,764, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying values of cash, accounts receivable and accounts payable approximate their fair values principally because of the short-term maturities of these instruments. The carrying amounts of long-term debt approximates fair value based on current interest rates available to the Company for debt instruments with similar terms, degree of risk and remaining maturities. The remaining financial instruments approximate fair value based on their short-term nature.

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

STOCK OPTIONS AND WARRANTS

         The Company accounts for the issuance of options and warrants to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Options and warrants issued to employees at an exercise price at or above fair value at the date of grant would require no compensation expense to be recorded under APB No. 25. Options and warrants issued to non-employees are accounted for under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Options and warrants issued to non-employees will require compensation expense to be recorded for the fair value of the equity instrument issued less any consideration received.

BASIC AND DILUTED NET LOSS PER SHARE

         Basic and diluted net loss per share was computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", using the weighted average number of common shares outstanding. Diluted net loss per share does not include the impact of common stock equivalents for options and warrants of 1,000, 1,900, and 1,749,054 for the period from inception (April 30, 1997) to December 31, 1997, and for the years ended December 31, 1998 and 1999, respectively, as their effect would be anti-dilutive.

ACCRUED EXPENSES

         During 1998, the Company moved its corporate headquarters from Atlanta, Georgia to Santa Barbara, California. In connection with this decision, the Company had accrued approximately $138,000 in 1998 related to contractual lease agreements that will not benefit future periods. At December 31, 1999, approximately $90,000 related to contractual lease obligations of the Atlanta office remained in accrued liabilities on the balance sheet to be paid in fiscal year 2000.

COMPREHENSIVE LOSS

         Comprehensive loss for the period from Inception (April 30, 1997) to December 31, 1997, and for the years ended December 1998 and 1999 is the same as net loss presented in the accompanying statements of operations.

INTANGIBLE ASSETS

         Intangible assets consist of the excess of the purchase price over the fair value of the net assets acquired from the asset acquisitions at fair value and the purchase of contract rights discussed below. For the acquired practices, the business services agreements have terms of 20 to 25 years. The Company has allocated these intangible assets to the value obtained through entering into business services agreements. The Company believes that no other identifiable intangible asset was generated by these acquisitions. The Company amortizes the intangible assets over their estimated useful lives taking into consideration various qualitative factors, including the terms of the business services agreements. The Company considers the unique characteristics of each practice being managed and uncertainties resulting from the Company's inability or the practices' inability to perform over the term of the applicable business services agreement. These factors take into consideration the probability that a practice will be able to extend its existence indefinitely and thus enable the Company to recover through profitable operations the carrying value of the intangible assets. These factors include the following:

         - The strength of the local market as evidenced by such factors as location in the country, market demographics, and the number of plastic surgery procedures performed in the market;

         -        Market recognition of the practice name;

         - The existence of business services agreements with other practices in the same market that could provide continuity of the practice, if necessary;

         -        The number of surgeons in the practice;

         -        The ages of the surgeons in the practice;

         -        The historical operating experience of the practice;

         - Past experience of the practice to attract and retain associates; and

         - The terms and conditions of the employment agreement with the surgeons.

         Based on the above factors, the Company is amortizing intangible assets related to the acquisition of allied practices or allied practice assets over periods ranging from 10 to 15 years. Amortization expense related to these intangible assets for the period from inception (April 30, 1997) to December 31, 1997 and for the years ended December 31, 1998 and 1999 was $0, $0 and $22,613, respectively.

         Certain of the Founding Practices resulted from the Company's acquisition in May 1999 of the rights to negotiate business development agreements with plastic surgery practices originally contacted by ISIS Cosmetic Surgery Partners, Inc. ("ISIS"). At the closing of the Offering, the Company entered into business services agreements with certain of these plastic surgery practices. In connection with the acquisition of the rights to negotiate business development agreements with these practices, the Company paid aggregate consideration with an estimated value of approximately $3,500,000, which consisted of 6,148 shares of common stock valued at approximately $500.00 per share and cash of approximately $400,000. ISIS had entered into letters of intent, which included an exclusive negotiations clause, with certain practices to have those practices enter into business services agreements with ISIS at a later date. ISIS was to provide services similar to the Company. The acquisitions of these contract rights were accounted for as asset acquisitions, and the Company will amortize the intangible assets over 14 years. The amortization period for the contract rights purchased from ISIS was determined by reference to the amortization periods for the business services agreements with the Founding Practices resulting from the transaction with ISIS. The 14-year period was calculated as a weighted average of the amortization lives and resulting intangible assets for these business services agreements. Amortization expense related to these intangible assets for the period from inception (April 30, 1997) to December 31, 1997 and for the years ended December 31, 1998 and 1999 was $0, $0 and $119,717, respectively.

         During the fourth quarter of 1999, four of the thirteen practices that originally contracted with Isis terminated their contracts and did not enter into business services agreements with the Company. These terminated contracts represented almost 50 percent of estimated cash flow from the contract rights purchased from Isis in May of 1999. As a result of the termination of these contrasts, the Company reviewed the identifiable intangibles created as a result of the purchase of the contract rights for impairment as an event occurred that may indicate that the carrying amount of the intangible contract rights may not be recoverable. The Company estimated the future cash flows expected to result from the purchased contract rights for each specific individual practice, the lowest level for which there are identifiable cash flows. Each individual practice has distinct and discrete cash flows that are not dependent upon the cash flow of any other physician practice. As the five terminated contracts have no future cash flows, the entire amount of the intangible contract rights associated with these practices has no value and was written off under SFAS No.121 "Accounting For the Impairment of Long-lived Asses and for Long-lived Assets to be Disposed Of." A total impairment charge of approximately $1,624,000 was recorded in general and administrative expense in the statements of operations.

IMPAIRMENT OF LONG-LIVED ASSETS

         The Company reviews the carrying value of its long-lived assets and goodwill at least quarterly on a practice by practice basis to determine if facts and circumstances exist which would suggest that assets might be impaired or that the amortization period needs to be modified. Among the factors the Company considers in making the evaluation are changes in the practices' market position, reputation, profitability, geographic penetration, the relationship with the physicians and any changes in the legal or regulatory environment. If facts and circumstances are present which may indicate that the carrying amount of the asset may not be recoverable, the Company will prepare a projection of the undiscounted cash flows of the specific practice and determine if the long-lived assets and/or goodwill are recoverable based on these undiscounted cash flows. If the carrying value of the assets exceeds the undiscounted cash flow, the Company will adjust the carrying amount of these assets to their estimated fair value. The Company will determine estimated fair value by reference to quoted market prices, if available, or by considering the prices for similar assets or the results of valuation techniques that include the present value of the estimated future cash flows.

NEW ACCOUNTING PRONOUNCEMENT

         In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for the Company beginning with fiscal 2000. Management does not expect the adoption of SFAS No. 133 to have a significant impact on the financial position or results of operations of the Company.

3.  DEBT

         The Company's debt consisted of the following at December 31, 1999:

                                                                                         Current                  Long-Term
                                                                                       -------------            -------------
          Advance from shareholder, non-secured,
             zero interest                                                             $     120,000            $          --

          Note payable to shareholder, non-secured,
             zero interest                                                                   975,000                       --

          Notes payable to allied practices, 8% interest                                     857,557                4,203,565
                                                                                       -------------            -------------

                                                                                       $   1,952,557            $   4,203,565
                                                                                       =============            =============

    At December 31, 1999 aggregate amounts of debt payments were as follows:

                                    2000                       $1,952,557
                                    2001                          928,734
                                    2002                        1,005,818
                                    2003                        1,089,301
                                    2004                        1,179,712
                                    Thereafter                          0

4. SHAREHOLDERS' EQUITY (DEFICIT)

         The Company was incorporated in the State of Georgia on April 30, 1997. Shortly after the date of incorporation, 14,400 shares of common stock were issued to the founders and certain employees for $.10 per share. The Company recorded $720,000 in expense on these shares based on a fair value of approximately $50.00 per share as determined by management.

         In May 1997, the Company began selling 2,000 shares of common stock to affiliates of anticipated Founding Practices and other unrelated investors through a private placement memorandum ("PPM") at a price of approximately $250.00 per share. As of December 31, 1997, all 2,000 shares were issued under the PPM for net proceeds of $500,000.

         In December 1997, a principal stockholder of the Company sold 1,000 shares of his common stock to a consultant of the Company for $.20 per share. The Company recorded expense of $250,000 on these shares in 1997 based on a fair value of approximately $250.00 per share as determined by management.

         In March 1998, the Company began selling 3,000 shares of common stock to affiliates of anticipated Founding Practices and other unrelated investors through a second private placement memorandum ("PPM2") at a price of approximately $500.00 per share. As of December 31, 1998, 2,526 shares were issued under the PPM2 for net proceeds of $1,263,000.

    In November 1998, a principal stockholder of the Company sold 1,575 shares of his common stock to certain employees and consultants of the Company for approximately $.20 per share. The Company recorded expense of $787,500 on these shares in 1998 based on a fair value of approximately $500.00 per share as determined by management.

         In January and February of 1999, the Company sold the remaining 474 shares of common stock under PPM2 for net proceeds of $237,000 at a price of approximately $500.00 per share.

         Pursuant to the registration statement on Form S-1 that became effective on December 2, 1999, the Company offered and sold 1,400,000 shares of stock in our initial public offering for an aggregate offering price of $11,200,000 and net proceeds of approximately $8,533,000.

5. INCOME TAXES

         As reflected in the accompanying statement of operations, the Company incurred a loss from operations during the period from inception (April 30, 1997) to December 31, 1997, and for the years ended December 31, 1998 and 1999. Due to the limited operations of the Company since its inception, a valuation allowance has been recorded to fully reserve for the deferred tax benefits. The components of the deferred tax assets as of December 31, 1997, 1998 and 1999 are as follows:

                                                                                1997               1998               1999
                                                                            ------------       ------------       ------------

          Net operating loss carryforward...............................    $    580,000       $    646,000       $  1,790,000
          Contract right impairment - ISIS..............................              --                 --            617,000
          Accrued liabilities and organizational expenses...............         133,000            570,000            367,000
                                                                            ------------       ------------       ------------
             Total deferred tax assets..................................         713,000          1,216,000          2,774,000
             Valuation allowance........................................        (713,000)        (1,216000)         (2,774,000)

               Net deferred tax assets..................................    $         --       $         --       $         --
                                                                            ============       ============       ============

         The components of the income tax provision for the years ended December 31, 1997, 1998, and 1999 are as follows:

                                                                                1997               1998               1999
                                                                            ------------       ------------       ------------
          Current:
               Federal.................................................     $   (639,000)      $ (1,089,000)      $ (3,296,000)
               State...................................................          (75,000)          (128,000)          (388,000)
                                                                                (714,000)        (1,217,000)         3,684,000
                                                                            ------------       ------------       ------------

          Deferred:
               Federal.................................................          639,000          1,089,000       $  3,296,000
               State...................................................           75,000            128,000            388,000
                                                                            ------------       ------------       ------------
                                                                                 714,000          1,217,000          3,684,000
                                                                            ------------       ------------       ------------

                    Total..............................................     $         --       $         --       $         --
                                                                            ============       ============       ============

         The following is a summary of the items which resulted in recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31, 1997, 1998, and 1999:

                                                                                1997              1998               1999
                                                                            ------------       ------------       ------------
                    Statutory federal income tax rate....................             34%                34%                34%
                    Effect of:
                         State income tax, net of federal benefit........              4                  4                  4
                         Valuation allowance.............................            (38)               (38)               (98)
                         Non deductible expense for warrants issued......             --                 --                 60
                    Pro forma income taxes...............................             --%                --%                --%
                                                                            ============       ============       ============

         The net operating loss carryforwards begin expiring in 2012. A valuation allowance has been provided on the deferred tax assets as management believes that it is more likely than not that future operations, due to the limited operating history of the Company, will not result in realization of the net operating loss carryforwards or deferred tax assets. The Company will record the benefits from the deferred tax assets when it is more likely than not that these assets will be realized. There are no significant differences in the tax and book bases of the Company's assets or liabilities that would give rise to deferred tax balances.

6. TRANSACTIONS WITH FOUNDING PRACTICES

         As discussed in Note 1, the Company completed, through a series of stock acquisitions and mergers and asset transfers, the acquisition of certain assets and assumption of certain liabilities of the Founding Practices concurrently the initial public offering of shares of its common stock.

         The Founding Practices entered into 20 or 25 year business service agreements with the Company. Additionally, the surgeons at the Founding Practices entered into employment agreements including noncompete provisions with the Founding Practices.

AGREEMENTS WITH FOUNDING PRACTICES

         As part of the business services arrangements, each Founding Practice has entered into three agreements: (i) an acquisition agreement pursuant to which the Company purchases certain operating assets of each practice; (ii) a business services agreement whereby the Company agrees to provide management or consulting services to the practice; and (iii) an employment agreement between the practice and each surgeon who is an equity holder in the practice or who provides services through such practice on an average of more than ten days each month. To the extent we enter into these agreements in future acquisitions, the terms may differ materially from the terms described below.

         Acquisition Agreements. The Founding Practices and the surgeons have entered into acquisition agreements with the Company which may be in the form of
(i) an asset purchase and sale agreement; (ii) a stock purchase and sale agreement; or (iii) an agreement and plan of reorganization whereby the practice merges with the Company (individually an "acquisition agreement" or collectively "acquisition agreements"). Based on applicable state laws and regulations, the operating assets of each practice, which include equipment, inventory, accounts receivable, furniture and other personal property, or some combination thereof were transferred to the Company pursuant to the acquisition agreements. As consideration for entering into an acquisition agreement, the Company paid consideration consisting of a combination of common stock, notes and cash.

         Business Services Agreements. Each Founding Practice has entered into a business services agreement, in the form of a service agreement or consulting agreement as dictated by state law. Each service agreement generally requires that the Company provide the following services for the practices: acquisition and maintenance of specified furnishings and equipment; provision of suitable offices and facilities; payroll processing; employment of necessary personnel (excluding plastic surgeons and certain medical personnel); development of business systems procedures and forms; procurement and inventory management; assistance in acquiring malpractice insurance; cash management; advertising, marketing and practice development; development of appropriate business systems; supervision, management and organization of files and records; and financial reporting and analysis. Under the service agreements, the Company receives a service fee of 15% of net cash collected. If required by applicable state law or regulations, a practice may have entered into consulting agreements that contain certain of the same provisions as the business services agreement, including:
(i) provisions relating to the obligation to loan funds to the practice in the event the practice is unable to pay its current expenses, (ii) repurchase of assets and assumption of liabilities by the practice upon expiration or termination, (iii) assignment, (iv) covenant not to compete, (v) term and termination, and (vi) indemnification. Under consulting agreements, the Company provides the following services to practices in exchange for a fixed dollar annual fee with annual fixed percentage increase: consulting with respect to equipment and office needs; preparing staffing models appropriate for the practice; advising and training with respect to business systems; purchasing and maintaining inventory; advising with respect to and providing or arranging accounting and bookkeeping services; assisting with the acquisition of malpractice insurance; advising with respect to developing a marketing plan; assessing the financial feasibility of establishing new offices; providing billing and collection services; and assisting the practices in organizing and developing filing and recording systems. Pursuant to these business services agreements, the Company must pay the operating expenses of a practice. To the extent a practice's operating expenses exceed revenues, the practice is responsible for the difference.

         The business services agreements have either 20 or 25 year terms for the Founding Practices, beginning on the date of the Offering. The Company anticipates executing business services agreements with 25 year terms for each allied practice affiliated with the Company after the Offering. The business services agreements are subject to termination by either party in the event the non-terminating party becomes subject to voluntary or involuntary bankruptcy proceedings or materially breaches the agreement, subject to a cure period. The practices may also terminate the business services agreements if the Company is subject to a change of control. Upon the termination of the business services agreements (except upon a breach by the Company), the practice and its shareholders are subject to a two year covenant not to compete which prohibits the following within a specified territory the following: (i) advertising in print and electronic media (ii) soliciting patients, surgeons or staff associated with the practice and (iii) soliciting any referrals from any physician who referred one or more patients to the practice within three years prior to the date of such termination.

         Under the business services agreements, the surgeons maintain full control over and ownership of the practices, determine which personnel will be affiliated with the practices and establish their own practice standards to promote quality plastic surgery care. The Company does not engage in the practice of medicine. Each surgeon is responsible for the compliance of his or her practice with state and local regulations, licensing, and certification requirements applicable to the practice of plastic surgery. Each practice, in its sole discretion, determines the fees to be charged for services provided to patients based upon market conditions in the service area and other factors deemed appropriate by the practice.

         Employment Agreements. Each surgeon who is an equity holder in a practice or who provides plastic surgery services through a practice an average of more than ten days a month either at the time of execution of the business services agreement or any time thereafter executed an employment agreement with the practice. Each employment agreement generally provides that the surgeon will perform professional services for the practice over periods ranging from 5 to 25 years, commencing on the date of the Offering, with automatic renewal for additional one year terms. After the expiration of the initial term, either the practice or the surgeon may terminate the employment agreement at any time without cause by giving ninety days prior written notice. Each surgeon's compensation is a percentage of net cash collected by the practice after the payment of the service fee and all operating expenses of the practice, with such percentage to be determined by the practice. The surgeon agrees that upon termination or expiration of the employment agreement, he or she will not compete for a period of two years in the market in which the practice operates an office, will not solicit former patients of the practice, will not solicit referrals from any physician who referred one or more patients to the surgeon or the practice within the two years prior to the termination, and will limit the methods of advertising in the area in which a practice is located.

         The employment agreement is between the surgeon and the practice and the Company is not a party to the employment agreement. The parties to the employment agreement can amend the employment agreement without the Company's consent. The practice, however, entered into a business services agreement with the Company that requires the practice to enter into the employment agreements, in the form attached to the business services agreement, with all owners of the practice or any surgeon who performs surgery for the practice for at least ten days a month. If the practice or the surgeon modifies the employment agreement in a way that causes the practice to breach any of the terms of the business services agreement, the Company is entitled to enforce the terms of the business services agreement against the practice. The Company cannot guarantee that the surgeon will complete the 5 or 25 year term or renew his or her employment at the end of the term. If the surgeon does not complete his or her employment terms or does not renew his or her contract, the Company's revenues will be adversely affected.

CALCULATION OF SERVICES FEES

         Under the business services agreements, the Company will recognize revenue in amounts equal to the assumed expenses plus service fees of 15% of the net cash collected by the practice. In the future, the Company may recognize revenues in amounts equal to the assumed expenses plus a fixed dollar amount with annual fixed percentage increases. Net cash collected is defined as revenue resulting from fees and charges for each month earned and collected by and on behalf of the practice as a result of professional services provided by the practice's surgeons and those under the surgeons' supervision and other fees or income generated by the practice, less any adjustments for refunds or other items that do not generate a fee.

OPERATING EXPENSES OF THE FOUNDING PRACTICES

         The Company is responsible and has a legal obligation for the payment of certain operating expenses incurred by the practice to the extent permitted by applicable law. These expenses include the following:

         - Salaries, benefits, payroll taxes, workers compensation, health insurance and other benefit plans, and other direct expenses of non-medical employees of the Company at each practice office,

         - Direct costs of all employees or consultants that provide services to each practice office,

         -        Medical and office supplies,

         - Lease or rent payments, utilities, telephone and maintenance expenses for practice facilities,

         - Property taxes on the Company assets located at practice offices,

         - Property, casualty and liability insurance premiums, excluding malpractice insurance which will be the responsibility of the practice,

         -        Surgeon recruiting expenses, and

         - Advertising and other expenses attributable to the promotion of practice offices.

         All of the above expenses are assumed by the Company and paid directly to the third-party provider of the goods or services. These operating expenses are paid out of individual practice cash accounts that are controlled by the Company. These expenses are recorded in the Company's financial statements because the Company is legally obligated to pay these expenses. In exchange for assuming these expenses and providing management services, the Company records revenue in amounts equal to the assumed expenses plus the management fee described above.

         The Founding Practices retain responsibility for the payment of any and all direct employment expenses, including benefits, for any surgeon or other employee that the Company is prohibited from employing by applicable state law. In addition, the Founding Practices retain responsibility for the payment of expenses for continuing education, seminars, professional licenses, professional membership dues and malpractice insurance and all other expenses of any surgeon. These expenses remain the responsibility of the Founding Practices and are not included in reimbursed operating expenses, which is a component of the Company's revenue. See Note 2 "Revenue Recognition" for further discussion of the revenue of the Company.

         Each business services agreement obligates the Company, with no limitation, to pay the operating expenses of a practice. To the extent a practice's operating expenses exceed its revenues, the practice is responsible for the difference. The Company will record the difference (excess operating expenses) as a receivable from the practice bearing interest at the prime rate plus one percent. Any receivable created will be repaid as an operating expense. This receivable will be repaid after the payment of the service fee and before the surgeon receives any compensation. There is no defined payment date related to this receivable. The Company will fund the excess operating expenses from working capital or borrowings under a credit facility.

FINANCING PLANS

         Third party financing companies provide online financing for patients of the Company's allied practices and are responsible for the approval and application process. These companies assume all of the risks related to financing. The practice receives a payment from these companies equal to 85% to 90% of the financed amount. These companies do not have any recourse against the individual practices or the Company for any unpaid balances. Application and approval procedures are instituted by these companies and terms of payment vary upon the creditworthiness of the patient. The billing of patients is the responsibility of the Company employees located at the practice.

7. COMMITMENTS AND CONTINGENCIES

         The Company is subject to certain government regulations at the federal and state levels. In compliance with certain regulatory requirements, the Company does not control the practice of medicine. The business services agreements may be challenged by certain states as to their legality. There also can be no assurance that the laws and regulations of states in which the Company will maintain operations will not change or be interpreted in the future to restrict the Company's relationships with the Founding Practices.

         Each surgeon may be exposed to professional liability and other claims by providing plastic surgery procedures to the public. Each Founding Practice is required to maintain general liability and malpractice insurance. As a result of providing business services, the Company may be named as a co-defendant in lawsuits against surgeons affiliated with the Founding Practices. The Company does not control the practice of plastic surgery and cannot purchase malpractice insurance. The Company does not control the compliance of the surgeons with regulations or other requirements relating to the practice of medicine. Successful claims could result in large damage awards that could exceed insurance limits. Insurance coverage can be very expensive and vary from state to state. The practices indemnify the Company for liability arising from malpractice claims but any indemnification might reduce a practice's ability to pay its expenses. Successful claims may have a material and adverse effect on the Company's revenues and financial results.

   Operating Leases

         In February 1998, the Company entered into a 36-month lease for office space in Atlanta, Georgia beginning on March 1, 1998. The lease requires monthly payments of $4,592 in year one, $4,701 in year two and $4,811 in year three, plus amounts for common area maintenance. The office space was sublet on March 1, 2000 for the remainder of the term, however the Company is obligated under the original lease. In January 2000, the Company entered into a 4-month sublease for office space in Santa Barbara, California beginning February 1, 2000. The sublease requires monthly payments of $4,178 plus amounts for common area maintenance. In January 2000, the Company entered into a 7-year lease for office space in Santa Barbara, California beginning May 1, 2000. The lease requires monthly lease payments of $11,316, subject to annual cost of living increases, plus amounts for common area maintenance.

         In February 1998, the Company entered into a 60-month lease for office equipment, requiring monthly lease payments of $196. In August 1998, the Company entered into a 36-month lease for office equipment requiring monthly lease payment of $478. In January 2000, the Company entered into a 36-month lease for computer equipment beginning February 1, 2000. The lease requires monthly payments of $198.

         In March 2000, the Company entered into a 36-month lease for subscription network service beginning April 1, 2000, requiring monthly payments of no less than $2,470 based upon the number of subscribers and applications to be hosted by the service.



         Aggregate future minimum lease payments under noncancellable operating leases as of December 31, 1999 are as follows:

                             Year Ended December 31,:
                             -------------------------------
                             2000                                 $    229,848
                             2001                                      205,496
                             2002                                      192,528
                             2003                                      140,520
                             2004 and thereafter                       452,640
                                                                  ------------
                             Total                                 $ 1,221,032
                                                                  ============
                             Net present value of future
                             minimum lease payments               $    842,105
                                                                  ============


8. STOCK OPTIONS AND WARRANTS

         The Company has established the 1998 Employee Stock Option Plan. All options issued under this plan will be accounted for in accordance with APB No. 25, and any required compensation expense on these options will be recorded at the date of grant. The total number of shares to be granted under the plan may not exceed 840,000 shares. The Company had 605,900 options outstanding and exercisable under the plan at December 31, 1999 and had 234,100 shares available for future grants.

         The Company has adopted the 1999 Non-Employee Director Stock Plan. The total number of shares to be granted under the plan may not exceed 280,000 shares. 10,000 options were outstanding, no options were exercisable and 270,000 options were available for grant under this director plan as of December 31, 1999.

         In October 1997, the Company granted a consultant warrants to purchase 1,000 shares of common stock at an exercise price of approximately $250.00 per share. These warrants were 100% vested at the date of grant. This individual subsequently became an employee of the Company in October 1998. The Company recorded compensation expense in 1997 of $250,000 on these warrants based on a fair value per share of approximately $250.00 as determined by management.

         On May 12, 1999, the Company issued warrants to purchase 160,000 shares of common stock to certain employees and a consultant of the Company for an exercise price per share equal to $2.50. The warrants are not subject to adjustment for split up, stock dividends or any other reorganization of the Company's outstanding stock. The Company recorded expense of $1,148,112 related to the issuance of these warrants based on the fair value of the Company's common stock on the date of issuance of $8.93 per share.

         On May 13, 1999, the Company sold warrants to purchase 1,390,204 shares of common stock at an exercise price per share equal to $2.50. The purchase price was $.50 per warrant. The Company received cash proceeds of $303,852 from the sale of these warrants. The Company received notes from a consultant and certain officers and employees in the amount of $391,250, for the $.50 per warrant purchase price of the warrants. The notes were full recourse notes that were to mature three years from the date of issuance and accrue interest at a rate of 8% per annum. The notes were subsequently paid off prior to June 30, 1999 by an offset to accrued compensation owed to the consultant and the employees. The warrants may be exercised in whole or in part for a five year term commencing on the date of issuance. The warrants are not subject to adjustment for split up, stock dividends or any other reorganization of the Company's outstanding stock. As the warrants were a cost of raising capital, the Company recorded a charge to additional paid-in capital of $9,269,880 related to the issuance of these warrants based on the fair value of the Company's common stock on the date of issuance of $8.93 per share.

         On December 15, 1999, certain Founding Practice surgeons received warrants to purchase an aggregate of 137,750 shares of common stock with an exercise price per share equal to the initial public offering price of $8.00, exercisable for a five year term, for referring surgeons for affiliation with the Company and assistance in the recruitment of officers of the Company. The Company also issued warrants to individuals not affiliated with the Company to purchase an aggregate of 125,000 shares of common stock with an exercise price per share equal to the initial public offering price of $8.00, exercisable for a five year term, for referring surgeons to the Company. The Company recorded $1,179,070 in expense related to these warrants, based on a Black-Scholes value of $4.49 per warrant.

         On December 15, 1999, certain warrant holders elected to convert 186,800 warrants through a cashless exercise at $2.50 per share exercise price. The warrants were converted into 128,426 shares of common stock. The Company recorded this transaction by removing the value of warrants of $1,338,982 and recording it as paid-in capital.

         On December 29, 1999 the Company's board of directors approved the purchase of 700,000 warrants from Jonathan Wilfong, chairman. The warrants were sold to Mr. Wilfong on May 13, 1999 for $.50 per warrant and had an exercise price of $2.50 per share. The Company purchased the warrants for the issuance
(i) of a non-interest bearing promissory note in the principal amount of $1,050,000 and (ii) warrants to purchase 700,000 shares of common stock at $8.00 per share. The note provides for repayment in monthly installments of $15,000 for the first year, and prepayment without penalty at any time at the discretion of the board of directors. The note was recorded at its principal value less a discount of $75,000. The warrants may be exercised in whole or in part for a five-year term beginning on the date of issuance. The Company recorded compensation expense of $3,504,171 related to the issuance of warrants and note.

         The changes in outstanding warrants and options during the period from inception (April 30, 1997) to December 31, 1997 and for the years ended December 31, 1998 and 1999 are as follows:

                                                                                              WEIGHTED
                                                                                               AVERAGE
                                                                Options         EXERCISE      EXERCISE
                                                    Warrants                      PRICE         PRICE
                                                  ------------ ----------- ----------------- ----------
                    April 30, 1997                 --              --        $         --     $    --

                      Granted .....             1,000              --              250.00      250.00
                      Exercised ...                --              --                  --          --
                      Cancelled ...                --              --                  --          --
                                                                             ------------     -------
                    December 31, 1997           1,000              --

                      Granted .....                --             900        $     500.00     $500.00

                      Exercised ...                --              --                  --          --
                      Cancelled ...                --              --                  --          --
                                                                             ------------     -------
                    December 31, 1998           1,000             900        $250.00-$500.    00 $368.42
                      Granted .....         2,652,954         605,000        $2.50-$11.60        5.55
                      Exercised ...          (186,800)             --        $       2.50        2.50
                      Cancelled ...          (700,000)             --        $       2.50        2.50
                                                                             ============     =======
                    December 31, 1999       1,767,154         605,900        $2.50-$500.00       6.97
                                                                             ============     =======

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123

         SFAS No. 123 requires the Company to disclose pro forma net loss and net loss per share as if the Company had accounted for its employee stock option grants under SFAS No. 123. The fair value of each option granted to employees has been estimated as of the date of grant using the Black-Scholes valuation model with the following assumptions:

         -  Dividend yield                                       0
         -  Expected volatility                                  81%
         -  Risk-free interest rate at the date  of grant        6.09% - 6.20%
         -  Expected life                                        3-4 years

         Using these assumptions, the fair value of the employee and non-employee director stock options granted during 1999 was $3,107,929, of which $639,447 allocated to the vested options would be expensed in 1999 under SFAS No. 123.

         The weighted average fair market value of these options at the date of grant for 1999 was $5.05.

         The following pro forma information adjusts the net loss and net loss per share of common stock for the impact of SFAS No. 123:

                                                                                      1999
                                                                                      ----
 Net loss:
  As reported ........................................................            $ (9,693,808)
  Pro forma in accordance with SFAS No. 123 ..........................            $(10,333,255)
Net loss per share:
  As reported ........................................................            $     (44.27)
  Pro forma in accordance with SFAS No. 123 ..........................            $     (47.19)


         The following table summarizes the range of exercise price, weighted average exercise price and weighted average remaining contractual lives for the options and warrants outstanding as of December 31, 1999:

                                                                                                                        WEIGHTED
                                                                              WEIGHTED            WEIGHTED               AVERAGE
                                                                              AVERAGE              AVERAGE              REMAINING
                               NUMBER OF                RANGE OF                FAIR               EXERCISE            CONTRACTUAL
           YEAR OF GRANT         SHARES              EXERCISE PRICE             VALUE                PRICE                 LIFE
          -------------         ------               --------------             -----                -----                 ----
            1997                  1,000              $      250.00              $250.00              $250.00              3 years

            1998                    900              $      500.00              $500.00              $500.00              4 years

            1999              2,381,154              $ 2.50-$11.60              $  4.86              $  6.68              5 years

9. SUBSEQUENT EVENTS

         In January 2000, the Company executed a letter of intent to acquire a 51% ownership of Lynx Medical Systems ("Lynx"). Anticipated consideration includes $100,000 cash and options to purchase 50,000 shares of the Company's common stock. Options vest ratably over the next four years. For a period of three years, the Company may purchase the remaining 49% ownership for an additional $100,000 and options to purchase 50,000 shares of the Company's common stock. Lynx provides marketing and patient management software to the plastic surgery industry. The transaction will be accounted for under the purchase method of accounting and operations will be consolidated with the Company from the acquisition date.