Form 10-Q
period 2000-03-31
PLASTIC SURGERY CO
filed 2000-05-11
CIK 1041623

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


                        COMMISSION FILE NUMBER 001-15431


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ]

     As of March 31, 2000, the registrant had 4,553,708 shares of common stock outstanding.

                           THE PLASTIC SURGERY COMPANY

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000

                                                              INDEX


PART I    FINANCIAL INFORMATION

Item 1    Financial Statements and General Information ...................................................................   3 - 5

          Balance Sheets as of March 31, 2000 (unaudited) and December 31, 1999 ..........................................       3

          Statement of Operations for the Three Months Ended March 31, 2000
          (unaudited) and March 31, 1999 (unaudited)......................................................................       4

          Statement of Cash Flows for the Three Months Ended March 31, 2000
          (unaudited) and March 31, 1999 (unaudited)......................................................................       5

          Notes to Financial Statements ..................................................................................   6 - 8

Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations...........................  9 - 12

Item 3    Quantitative and Qualitative Disclosure About Market Risk.......................................................      12


PART II   OTHER INFORMATION

Item 1    Legal Proceedings...............................................................................................      13

Item 6    Exhibits and Reports on Form 8-K................................................................................      13


                           THE PLASTIC SURGERY COMPANY

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                     BALANCE SHEETS
                                      (UNAUDITED)

                                                           December 31,      March 31,
                                                                1999           2000
                                                           -------------   -------------

                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ............................   $    842,307    $    374,317
  Accounts receivable ..................................        160,140         797,744
  Other current assets .................................             --          34,587
                                                           -------------   -------------
    Total current assets ...............................      1,002,447       1,206,648
                                                           -------------   -------------
EQUIPMENT, at cost .....................................      1,196,865       1,231,221
  Less accumulated depreciation ........................        (49,285)       (100,820)
                                                           -------------   -------------
     Equipment, net ....................................      1,147,580       1,130,401
                                                           -------------   -------------
INTANGIBLE ASSETS ......................................      9,294,504       9,294,504
  Less accumulated amortization ........................       (142,330)       (310,676)
                                                           -------------   -------------
     Intangible assets, net ............................      9,152,174       8,983,828
                                                           -------------   -------------
OTHER ASSETS ...........................................             --          71,316
                                                           -------------   -------------
          Total assets .................................   $ 11,302,201    $ 11,392,193
                                                           =============   ============

               LIABILITIES AND SHAREHOLDERS'
                           EQUITY
CURRENT LIABILITIES:
  Accounts payable .....................................   $    558,041    $    450,153
  Accrued employee and consultant compensation .........      1,928,443       2,043,304
  Current portion of long-term debt ....................      1,952,557       1,919,147
                                                           -------------   -------------
          Total current liabilities ....................      4,439,041       4,412,604
LONG-TERM DEBT .........................................      4,203,565       3,954,697
                                                           -------------   -------------
   Total liabilities ...................................      8,642,606       8,367,301
                                                           -------------   -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock; no par value; 100,000,000 shares
     authorized, and 4,553,708 shares issued and
     outstanding at December 31, 1999 and March 31, 2000             --              --
  Paid-in capital ......................................     36,450,529      36,450,529
  Warrants .............................................      8,714,754       8,714,754
  Accumulated deficit ..................................    (42,505,688)    (42,140,391)
                                                           -------------   -------------
          Total shareholders' equity ...................      2,659,595       3,024,892
                                                           -------------   -------------
          Total liabilities and shareholders' equity ...   $ 11,302,201    $ 11,392,193
                                                           =============   ============

        The accompanying notes are an integral part of these statements.

                           THE PLASTIC SURGERY COMPANY

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                  For the Three   For the Three
                                                  Months Ended    Months Ended
                                                  March 31, 1999  March 31, 2000
                                                  --------------  --------------
Net revenues ...................................  $          --       7,638,518
Direct expenses:
  Salaries, wages, and benefits ................             --       1,831,327
  Medical supplies .............................             --         850,825
  Advertising ..................................             --         640,801
  Rent .........................................             --         727,234
                                                  --------------  --------------
     Total direct expenses .....................             --       4,050,187
Salaries, wages and benefits ...................        240,468         360,145
General operating expenses .....................        199,511       2,486,585
Depreciation and amortization ..................          2,288         227,907
                                                  --------------  --------------
  Total operating expenses .....................        442,267       7,124,824
                                                  --------------  --------------
Operating margin ...............................       (442,267)        513,694
  Other income .................................          3,776           7,145
  Interest expense .............................             --        (119,118)
                                                  --------------  --------------
Net income (loss) before taxes .................       (438,491)        401,721
  Provision for income taxes ...................             --          36,424
                                                  --------------  --------------
Net income (loss) after taxes ..................  $    (438,491)  $     365,297
                                                  ==============  ==============

Basic net income (loss) per share ..............  $      (22.77)  $        0.08
                                                  ==============  ==============

Weighted average basic shares outstanding ......         19,258       4,553,708
                                                  ==============  ==============

Diluted net income (loss) per share ............  $      (22.77)  $        0.08
                                                  ==============  ==============

Weighted average diluted shares outstanding ....         19,258       4,865,061
                                                  ==============  ==============


        The accompanying notes are an integral part of these statements.


                                       THE PLASTIC SURGERY COMPANY

                                         STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)
                                                                  For the Three   For the Three
                                                                  Months Ended    Months Ended
                                                                  March 31, 1999  March 31, 2000
                                                                  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ........................................      $    (438,491)  $     365,297
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Loss on disposal of property and equipment .............                 --           7,603
    Proceeds from sale of property and equipment ...........                 --             600
    Depreciation and amortization ..........................              2,288         227,907
    Changes in assets and liabilities:
      Accounts receivable ..................................                 --        (637,604)
      Other current assets .................................                 --         (34,587)
      Other assets .........................................                 --         (71,316)
      Accounts payable .....................................             28,600        (107,888)
      Accrued employee and consultant compensation .........             74,083         114,861
                                                                  --------------  --------------
         Total adjustments .................................            104,971        (500,424)
                                                                  --------------  --------------
         Net cash used in operating activities .............           (333,520)       (135,127)
                                                                  --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment .......................             (2,327)        (50,585)
                                                                  --------------  --------------
         Net cash used in investing activities .............             (2,327)        (50,585)
                                                                  --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock sold to investors ....................            237,000              --
  Payment of debt ..........................................                 --        (282,278)
                                                                  --------------  --------------
         Net cash provided by (used in) financing activities            237,000        (282,278)
                                                                  --------------  --------------
NET CHANGE IN CASH AND CASH
  EQUIVALENTS ..............................................            (98,847)       (467,990)
CASH AND CASH EQUIVALENTS,
  Beginning of period ......................................            402,860         842,307
                                                                  --------------  --------------
CASH AND CASH EQUIVALENTS, end of period ...................      $     304,013   $     374,317
                                                                  ==============  ==============


        The accompanying notes are an integral part of these statements.

                           THE PLASTIC SURGERY COMPANY

                          NOTES TO FINANCIAL STATEMENTS


1.   BUSINESS AND ORGANIZATION

     Organization

     The Plastic Surgery Company (the "Company") was incorporated as a Georgia corporation on April 30, 1997 to provide business development services and Internet solutions to plastic surgery practices. The Company had no significant operations until the closing of an initial public offering (the "Offering") on December 10, 1999.

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

     The Company accounted for certain of the Founding Practices acquired in the Transfers under Staff Accounting Bulletin No. 48, "Transfers of Nonmonetary Assets by Promoters and Shareholders" ("SAB 48"). The shareholders of these Founding Practices are considered promoters. For each Transfer accounted for under SAB 48, the Founding Practice received up to a maximum of 25% of the total consideration for each transaction in cash and notes and the balance in 2,812,963 shares of common stock valued at the initial public offering price. The cash paid to the Founding Practices accounted for under SAB 48 was recorded as a dividend by the Company and the assets and liabilities acquired were recorded at their historical costs. For the Transfers not accounted for under SAB 48, the Company recorded the Transfers at fair value as asset acquisitions and recorded intangible assets amortized over periods ranging from 10 to 15 years.

     Basis of Presentation

     The financial statements included herein have been prepared in accordance with rule 10-01 of Regulation S-X. Pursuant to applicable regulations of the Securities and Exchange Commission (the "SEC"), the information at March 31, 2000 and for the three-month periods ended March 31, 2000 and 1999 is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the interim period ended March 31, 2000 and March 31, 1999. In the opinion of management, the accompanying condensed financial statements include the accounts of the Company and all adjustments necessary to present fairly the Company's financial position at March 31, 2000 and December 31, 1999, and its results of operations and cash flows for the three months ended March 31, 2000 and March 31, 1999.

     Operating results for interim periods are not necessarily indicative of the results for full years. These condensed financial statements should be read in conjunction with the financial statements of The Plastic Surgery Company and related notes thereto, and management's discussion and analysis related thereto, all of which are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

     The Company currently does not consolidate the operations of the practices that it manages because the arrangements do not meet the requirements for consolidation as set forth in Emerging Issues Task Force 97-2.

     Prior Year Reclassifications

     Certain prior year amounts have been reclassified to conform to current year presentation.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - REVENUE RECOGNITION

     The Company recognizes revenue in amounts equal to the operating expenses of the practices assumed by the Company plus service fees of approximately 15% of the net cash collected by the practices. Net cash collected is defined as revenue resulting from fees and charges for each month earned and collected by and on behalf of each practice as a result of professional services provided by the practice's surgeons and those under the surgeons' supervision and other fees or income generated by the practice, less any adjustments for refunds or other items that do not generate a fee. The amount of operating expenses of the practices assumed by the Company was as follows:

     For the three months ended March 31, 1999         $         0
     For the three months ended March 31, 2000         $ 6,250,220


3.   SUBSEQUENT EVENTS

     In February 2000, the Company executed a letter of intent to acquire a 51% ownership of Lynx Medical Systems ("Lynx") patient management software. Anticipated consideration includes $100,000 cash and options to purchase 50,000 shares of the Company's common stock. The options will vest ratably over the next four years. For a period of three years, the Company may purchase the remaining interest in the software. Lynx provides marketing and patient management software to the plastic surgery industry.

     In February 2000, the Company announced a plan to develop a national chain of medically oriented skin care clinics in a joint venture with Elizabeth Grady companies, which owns and operates the largest chain of skin care clinics in the United States. In the agreement between the parties, the Elizabeth Grady Companies will provide established operating systems and a recognized brand of skin care products to the development of medically-oriented skin care clinics, which will be linked to The Plastic Surgery Company's national network of affiliated board certified plastic surgery practices.

Equipment

     Equipment is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the assets' estimated useful lives of five to seven years.

                                                        Three-Month Period
                                                          Ended March 31,
                                                        1999           2000
                                                    ---------------------------
    Equipment consisted of the following:
        Computer equipment and hardware             $    24,241    $   354,767
        Furniture and fixtures                           23,846        201,393
        Medical equipment                                              427,417
        Leasehold improvements                                         247,644
                                                    ------------   ------------
                                                         48,087      1,231,221
              Less accumulated depreciation             (10,809)      (100,820)
                                                    ------------   ------------
                                                    $    37,278    $ 1,130,401
                                                    ------------   ------------

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

     The Company is amortizing intangible assets related to the acquisitions of allied practices or allied practice assets over periods ranging from 10 to 15 years. Amortization expense related to these intangible assets for the period from inception (April 30, 1997) to December 31, 1997 and for the years ended December 31, 1998 and 1999 was $0, $0 and $22,613. Amortization expense for the first quarter ended March 31, 2000 was $168,346.

Debt

     The Company's debt consisted of the following at March 31, 2000:

                                                                  Current          Long Term
                                                                  -------          ---------

         Advance from shareholder, non-secured,
                  Zero interest                               $     55,000       $         --
         Note payable to shareholder, non-secured,
                  Zero interest                                    994,512                 --
         Notes payable to allied practices, 8% interest            869,635          3,954,697
                                                              -------------      -------------

                                                              $  1,919,147       $  3,954,697
                                                              -------------      -------------

Earnings per share

     Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding including the dilutive impact of common stock equivalents calculated using the treasury stock method. For the three-month period ended March 31, 2000, the difference between the weighted-average number of shares used in the basic computation compared to that used in the diluted computation was due to the dilutive impact of options and warrants to purchase common stock.

     The reconciliation of basic to diluted weighted-average shares are as follows:

                                                             Three-month period
                                                           Ended March 31, 2000
                                                           --------------------

         Net earnings                                           $  365,297
                                                                -----------

         Weighted-average shares used in basic computation       4,553,708
         Dilutive stock options and warrants                       311,353
                                                                -----------
         Weighted-average shares used for dilutive
              computation                                        4,865,061

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "1934 Act"). Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our goals will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, without limitation, our ability to grow through affiliations with additional allied practices, our ability to identify suitable affiliation candidates and to profitably manage or successfully integrate new allied practices with us and our existing practices, our ability to secure capital, and the related cost of such capital, needed to fund our future growth, regulatory development and changes in the United States healthcare system and medical profession that may affect our profitability or the enforceability of our agreements with the allied practices and the other factors detailed in our Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission.


OVERVIEW

     On December 15, 1999 we began providing business development services and Internet solutions to our alliance of 30 board-certified or board-eligible plastic surgeons and one surgeon certified by the Canadian Board of Plastic Surgery located in 18 metropolitan markets throughout the United States. In the future we intend to provide business services and acquire certain assets of, or to manage, additional plastic surgery practices. In addition, we may acquire companies, businesses or assets that compliment or expand our existing business. We may expand our business into the performance of nonsurgical, noninvasive procedures. In the future we intend to provide business services and acquire certain assets of, or to manage, additional plastic surgery practices. Our Internet strategy is important to our business. We have two proprietary websites: www.Idealme.com, our consumer website, and www.ThePlasticSurgeryCo.com, our surgeon website. Idealme.com allows consumers to research available procedures, submit inquiries regarding cosmetic surgery procedures, view possible cosmetic changes through online imaging technology, obtain financing for procedures and locate board-certified cosmetic surgeons. ThePlasticSurgeryCo.com will provide allied surgeons online access to our national buying programs and facilitate "best practices" study groups among our allied surgeons. We did not conduct any significant operations or earn any revenue until the close of our initial public offering on December 15, 1999.

     We earn revenue from providing services to the allied practices pursuant to the business services agreements on a monthly basis as each practice collects its cash. The business services agreements provide that each practice will pay our fees based on a percentage of the net cash collected by that practice. Our revenue consists of the sum of the service fee and amounts equal to the operating expenses of the practice assumed by us under the business services agreements. We separately disclose in the notes to our financial statements the revenue from service fees and operating expenses. The operating expenses of the practice that are our responsibility and which we are legally obligated to pay include the following:

     o salaries, benefits, payroll taxes, workers compensation, health insurance and other benefit plans, and other direct expenses of non-medical employees that are our employees located at the practice;

     o direct costs of all employees or consultants that provide services to each practice's office;

     o   medical and office supplies;

     o lease or rent payments, utilities, telephone and maintenance expenses for practice facilities;

     o   property taxes on our assets located at the practice offices;

     o property, casualty and liability insurance premiums, excluding malpractice insurance which is the responsibility of the practice;

     o   surgeon recruiting expenses; and

     o advertising and expenses attributable to the promotion of practice offices.

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

     The practice retains the responsibility for payment of any and all direct employment expenses, including benefits, for any surgeon or other employee that we are prohibited from employing by applicable law. In addition, the practice retains responsibility for the payment of expenses for continuing education, seminars, professional licenses, professional membership dues and malpractice insurance and all other expenses of any surgeon. These expenses that remain the responsibility of the practice are not included in reimbursed operating expenses that is a component of our revenue.

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

     We list on our www.Idealme.com website cosmetic surgeons who are not allied with us and are located in areas where we are not affiliated with an allied practice. After a few months, we will contact these surgeons to determine whether they want to continue to be listed in our directory. If so, we intend to enter into subscription agreements with these surgeons to allow them to continue to be included in the directory of board-certified or board-eligible cosmetic surgeons on the www.Idealme.com. These subscribing surgeons listed on our website directory will be listed for the convenience of potential consumers located in areas where we are not affiliated with an allied practice. We will not investigate the qualifications of the surgeons who subscribe for this service. Our website will advise consumers to independently investigate each surgeon's qualifications. Subscribing surgeons will pay us a fee for the directory listing, which we will recognize as revenue as it is earned. We may generate future revenues from the sale of products and services through our proprietary websites. The revenue generated may include fees from banner and sponsorship advertising, subscriptions to our online magazine and video imaging.

RESULTS OF OPERATIONS

     For the three months ended March 31, 2000 we had net income of $365,297 on operating revenues of $7,638,518, as compared to a loss of $438,491 for the same period in 1999. In 1999, we were in a development stage and conducted no operations and earned no revenues.

     Net Revenues. Net revenues for the period ending March 31, 2000 were $7,638,518, including $1,325,989 in service fees from the allied practices. Net revenues include the service fees earned plus the operating expenses of the practices assumed by us pursuant to the business services agreements.

     Direct Expenses. Direct expenses represent certain operating costs incurred by the allied practices that we assumed pursuant to the business services agreements.

     Salaries, Wages and Benefits. Salary, wage and benefit expenses represent all costs of employees and consultants incurred during the three months ended March 31, 2000. Headcount was increased from seven to fourteen during the quarter, and will continue to grow as required to provide marketing and administrative services to the allied practices.

     General Operating Expenses. General operating expenses include $2,200,033 of reimbursed practice expenses and $286,552 of Corporate operating costs incurred during the quarter ended March 31, 2000.

     Depreciation and Amortization. For the three months ended March 31, 2000, depreciation on corporate assets was $59,561. Amortization expense of $168,346 related to intangible assets was recorded as a result of allied practice acquisitions.

Interest expense

     Interest expense of $119,118 was recorded during the three months ended March 31, 2000 related to the interest portion of note payments to allied practices. These notes were issued as part of the consideration to the allied practices from the acquisition on December 15, 1999.

Provision for income taxes

     We recorded a provision of $36,424 for income taxes for the three-month period ended March 31, 2000. This reflects using a net operating loss carryforwards from 1999 to offset taxable income. The provision reflects primarily a provision for state taxes.

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

     Pursuant to our registration statement on Form S-1 declared effective on December 2, 1999, we offered and sold 1,400,000 shares of common stock in our initial public offering for an aggregate offering price of $11,200,000. As of December 31, 1999, the amount of expenses we incurred in connection with the issuance and distribution of the stock in our initial public offering was (1) $1,120,000 for underwriting discounts and commissions, and (2) approximately $1,547,000 for legal, accounting, printing, filing fees and miscellaneous costs. We have used the remaining net proceeds of $8,533,000 to pay the cash portion of the consideration to the founding practices, to service the debt payments of the notes issued as part of the consideration to the allied practices, to repay indebtedness assumed from certain allied practices, and to pay certain accrued liabilities and for working capital.

     The Company's primary working capital requirements will be funded through cash from operating activities. Cash flows from investing activities were used to purchase property and equipment, and cash flows from financing activities were used for payment of debt to allied practices.

     As of March 31, 2000, we had a working capital deficit of approximately $3,206,000. The majority of the current liabilities relate to amounts owed to employees and consultants who have agreed to defer payment until we acquire financing. We will require capital for the following purposes:

     o to pay accrued salaries and consulting fees of our employees or consultants;

     o to pay amounts owed to allied practices pursuant to notes issued in the acquisitions of the founding practices;

     o to pay amounts owed to our chairman pursuant to a $1,050,000 promissory note;

     o   to pay, if necessary, operating expenses;

     o   to form additional affiliations with plastic surgery practices;

     o to pay costs associated with the development and maintenance of our websites; and

     o   to fund corporate costs for providing business services.

     Each note issued in the acquisitions of the founding practices bears interest at 8% per annum and provides for equal monthly payments of principal and interest over the five-year term of the note.

     Each business services agreement obligates us, with no limitation, to pay the operating expenses of the allied practice. These operating expenses are paid out of individual practice cash accounts that we control. To the extent a practice's operating expenses exceed its revenues, we are required to pay any excess expense but the allied practice is obligated to repay this amount to us with interest. We will record this amount as a receivable from the practice bearing interest at the prime rate as published in THE WALL STREET JOURNAL plus one percent. As of March 31, 2000, no receivable for funding excess operating expenses existed from the allied practices. If it does occur, the allied practice will be required to repay any receivable to us out of its future revenues. The receivable will be repaid after the payment of the service fee and before the allied surgeon receives any compensation. There is no defined payment date related to the receivable. We intend to fund these excess operating expenses from working capital or borrowings under a credit facility. Since approximately 75% of the procedures performed by our allied surgeons are cosmetic with fees generally paid no later than the time the procedure is performed, we believe that our requirement to finance the excess operating expenses of the allied practices can be funded through our operations. In addition, our allied practices must pay our service fees and their operating expenses before the surgeons receive any funds from the practice. We do not believe that a lag in collections of patient receivables would occur or if it occurred would significantly affect our liquidity.

     We believe that cash flow from operations will be sufficient to fund our ongoing operations through the terms of the business services agreements. However, if the cash flow from operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or acquire a credit facility. We also believe that anticipated borrowings under a credit facility will be sufficient to fund our planned capital needs for the next 12 months. The Company is actively seeking a credit facility. Our business plan involves an aggressive strategy of acquiring additional medical practices. To the extent we are unable to obtain a credit facility, we may not be able to fully implement our acquisition program. As of March 31, 2000, the Company has not obtained a credit facility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Foreign Exchange. To date, all of the Company's revenue from operations has exclusively been denominated in United States dollars. In the future, the Company may acquire practices outside the United States whose expenses and revenues are priced in currencies other than the United States dollar. If this occurs, fluctuations in the values of the respective currencies in which the Company incurs expenses or generates revenues could adversely affect the Company. Due to the constantly changing currency exposures and the volatility of currency exchange rates, there can be no assurance that the Company would not experience currency losses in the future, nor can the Company predict the effect of exchange rate fluctuations upon future operating results. In the event the Company conducts transactions in currencies other than the United States dollar, we intend to carefully evaluate our currency management policies. If management deems it appropriate, the Company may consider hedging a portion of any currency exposure in the future.

     Interest Rates. The Company invests its surplus cash in a variety of financial instruments, consisting principally of bank time deposits and short-term marketable securities with maturities of less than one year. The Company's investment securities are held for purposes other than trading. The Company accounts for its investment instruments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). All of the cash equivalent and short-term investments are treated as "available for sale" under SFAS 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The Company may also face interest rate risk exposure in connection with debt issued in connection with the Company's acquisition strategy.

                                     PART II

                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

     We are not a party to any litigation that if adversely determined would have a material adverse effect on our operations. Many of the founding practices have pending litigation arising in the ordinary course of business. If we acquired the stock of a practice in a stock purchase or merger transaction, we assume the liabilities of the practice from a financial perspective, including litigation, prior to the transaction. We intend to vigorously defend any and all litigation. We maintain general liability insurance for us and on behalf of our allied practices and, where permitted by applicable law and insurers, we will be named as an additional insured under the policies of the allied practices. The allied surgeons maintain professional liability insurance covering the delivery of health services. Also, we are indemnified under the business services agreements for liabilities we incur as a result of the performance of medical services by allied surgeons. Successful malpractice claims against allied practices could have a material adverse effect on our profitability. Although we believe we have adequate liability insurance coverage, there can be no assurance that a pending or future claim or claims will not be successful or, if successful, will not exceed the limits of available insurance coverage. There can also be no assurance that coverage will continue to be available at acceptable costs and on favorable terms.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          See exhibit index on page 15

     (b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the 1934 Act, we have duly caused this Form 10-Q to be signed on behalf of the undersigned, thereunto duly authorized, on May 8, 2000.

                             THE PLASTIC SURGERY COMPANY


                             By:  /S/ Dennis E. Condon
                                -----------------------------------------------
                                Dennis E. Condon
                                President, Chief Executive Officer and Director


     Pursuant to the requirements of the 1934 Act, this report has been signed below by the following persons in the capacities indicated and on the date indicated.


SIGNATURE                                           TITLE                               DATE
---------                                           -----                               ----


     /S/ Jonathan Wilfong                           Chairman of the Board               May 8, 2000
--------------------------------------------
         Jonathan Wilfong


     /S/ Dennis Condon                              President and Chief                 May 8, 2000
--------------------------------------------        Executive Officer (Principal
         Dennis Condon                              Executive Officer)


     /S/ Gunnar Sundstrom                           Chief Financial Officer             May 8, 2000
--------------------------------------------        (Principal Accounting
         Gunnar Sundstrom                           Officer)


     /S/ Robert Ersek                               Director                            May 8, 2000
--------------------------------------------
         Robert Ersek, M.D.


     /S/ John Schantz                               Director                            May 8, 2000
--------------------------------------------
         John Schantz, M.D.


     /S/ W. Grant Stevens                           Director                            May 8, 2000
--------------------------------------------
         W. Grant Stevens, M.D.


     /S/ Mark A. Kaiser                             Director                            May 8, 2000
--------------------------------------------
         Mark A. Kaiser


     /S/ William Armiger                            Director                            May 8, 2000
--------------------------------------------
         William Armiger, M.D.



                                                   EXHIBIT INDEX

  EXHIBIT
  NUMBER          DESCRIPTION
  ------          --------------------------------------------------------------------------------

    2.1           Form of Agreement and Plan of Reorganization between the Company and the
                  Founding Practices [A]
    2.2           Form of Amendment to the Form of Agreement and Plan of Reorganization between the Company and the Founding Practices [A]
    2.3           Form of Purchase and Sale Agreement between the Company and the Founding
                  Practices [A]
    2.4           Form of Stock Purchase and Sale Agreement between the Company and the Founding
                  Practices [A]
    2.5           Letter Agreement between the Company and Isis Cosmetic Surgery Partners, Inc.
                  dated May 13, 1999 [A]
    2.6           Form of Amendment to Agreement and Plan of Reorganization
                  dated as of November 11, 1999 between the Company and the
                  Founding Practices [A]
    2.7           Form of Amendment to Purchase and Sale Agreement dated as of November 11, 1999 between the Company and the Founding Practices [A]
    2.8           Form of Amendment to Agreement and Plan of Reorganization dated as of November
                  24, 1999 between the Company and Founding Practices [A]
    2.9           Form of Amendment to Purchase and Sale Agreement dated as of November 24, 1999 between the Company and Founding Practices [A]
    3.1           Form of Amended and Restated Articles of Incorporation  [A]
    3.2           Form of Amended and Restated Bylaws [A]
    4.1           Specimen Common Stock Certificate [A]
    4.2           Form of Warrant Agreement between the Company and the representatives of the underwriters of the Company's initial public offering [A]
    4.3           Form of Referral Warrant [A]
   10.1           Amendment to Employment Agreement between the Company and David Challoner dated
                  February 25, 1999 [A]
   10.2           Amendment to Employment Agreement between the Company and Patricia Altavilla dated March 1, 1999 [A]
   10.3           Form of Service Agreement between the Company and the Founding Practices [A]
   10.4           Form of Amendment to Form of Service Agreement between the Company and the
                  Founding Practices [A]
   10.5           Form of Consulting and Business Services Agreement between the Company and the
                  Founding Practices [A]
   10.6           Form of Employment Agreement between the allied surgeons and the allied practices [A]
   10.7           1998 Employee Stock Option Plan [A]
   10.8           1999 Non-Employee Director Stock Plan [A]
   10.9           Amendment to Employment Agreement between the Company and Dennis E. Condon dated
                  June 30, 1999 [A]
   10.10          Employment Agreement between the Company and Joshua Levine dated February 1,
                  2000 [B]
   27.1           Financial Data Schedule (for SEC use only).

-----------------
[A] Incorporated by reference to the Company's Registration on Form S-1, File No. 333-78565.
[B] Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed March 30, 2000, File No. 1-15431.