Form 10-Q
period 2000-06-30
PLASTIC SURGERY CO
filed 2000-08-14
CIK 1041623

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


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


                       509 E. MONTECITO STREET, 2nd FLOOR
                         SANTA BARBARA, CALIFORNIA 93103
                            TELEPHONE: (805) 963-0400
       (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ]

     As of July 31, 2000, the registrant had 4,553,708 shares of common stock, no par value, outstanding.

                           THE PLASTIC SURGERY COMPANY

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX

PART I       FINANCIAL INFORMATION

Item 1       Financial Statements and General Information . . . . . . . . . . . . . . . . . . . . . . .    3 - 5

             Balance Sheets as of June 30, 2000 (unaudited) and December 31, 1999 . . . . . . . . . . .        3

             Statements of Operations for the Three and Six Months Ended June 30, 2000
             (unaudited) and June 30, 1999 (unaudited). . . . . . . . . . . . . . . . . . . . . . . . .        4

             Statements of Cash Flows for the Six Months Ended June 30, 2000
             (unaudited) and June 30, 1999 (unaudited). . . . . . . . . . . . . . . . . . . . . . . . .        5

             Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6 - 8

Item 2       Management's Discussion and Analysis of Financial Condition and Results of Operations. . .   9 - 12

Item 3       Quantitative and Qualitative Disclosure About Market Risk. . . . . . . . . . . . . . . . .       12


PART II      OTHER INFORMATION

Item 1       Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13

Item 6       Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          THE PLASTIC SURGERY COMPANY

                                 BALANCE SHEETS

                                                                   December 31,      June 30,
                                                                      1999            2000
                                                                  --------------  --------------
                                                                                   (Unaudited)

                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...................................... $     842,307   $     341,219
  Accounts receivable, net of allowance for doubtful accounts....       160,140         830,224
  Other current assets...........................................             -         136,504
                                                                  --------------  --------------
     Total current assets........................................     1,002,447       1,307,947
                                                                  --------------  --------------
PROPERTY AND EQUIPMENT, at cost..................................     1,196,865       1,387,141
  Less accumulated depreciation..................................       (49,285)       (168,133)
                                                                  --------------  --------------
     Property and equipment, net.................................     1,147,580       1,219,008
                                                                  --------------  --------------
INTANGIBLE ASSETS................................................     9,294,504       9,298,628
  Less accumulated amortization..................................      (142,330)       (479,024)
                                                                  --------------  --------------
     Intangible assets, net......................................     9,152,174       8,819,604
OTHER ASSETS.....................................................             -          11,316
                                                                  --------------  --------------
        Total assets............................................. $  11,302,201   $  11,357,875
                                                                  ==============  ==============


                         LIABILITIES AND SHAREHOLDERS'
                                     EQUITY
CURRENT LIABILITIES:
  Accounts payable............................................... $      70,518   $      73,152
  Accrued employee and consultant compensation...................     1,535,862       1,503,659
  Accrued liabilities............................................       880,104         716,412
  Current portion of long-term related party debt................     1,952,557       1,940,460
                                                                  --------------  --------------
     Total current liabilities...................................     4,439,041       4,233,683
LONG-TERM RELATED PARTY DEBT.....................................     4,203,565       3,726,234
                                                                  --------------  --------------
  Total liabilities..............................................     8,642,606       7,959,917
                                                                  --------------  --------------


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock; no par value; 100,000,000 shares
   authorized, and 4,553,708 shares issued and
   outstanding at December 31, 1999 and June 30, 2000............             -               -
  Paid-in capital................................................    36,450,529      36,450,529
  Warrants.......................................................     8,714,754       8,714,754
  Accumulated deficit............................................   (42,505,688)    (41,767,325)
                                                                  --------------  --------------
     Total shareholders' equity..................................     2,659,595       3,397,958
                                                                  --------------  --------------
     Total liabilities shareholders' equity...................... $  11,302,201   $  11,357,875
                                                                  ==============  ==============

        The accompanying notes are an integral part of these statements.

                                               The Plastic Surgery Company

                                                 Statements of Operations
                                                       (Unaudited)


                                                                  For the Three    For the Six    For the Three    For the Six
                                                                  Months Ended    Months Ended     Months Ended   Months Ended
                                                                  June 30, 1999   June 30, 1999   June 30, 2000   June 30, 2000
                                                                  --------------  --------------  --------------  --------------
Net revenues..................................................... $           -   $           -   $   7,862,789   $  15,501,307
Direct expenses:
  Salaries, wages, and benefits..................................             -               -       1,810,280       3,641,607
  Medical supplies...............................................             -               -       1,059,244       1,910,069
  Advertising....................................................             -               -         762,017       1,402,818
  Rent...........................................................             -               -         864,862       1,592,096
                                                                  --------------  --------------  --------------  --------------
     Total direct expenses.......................................             -               -       4,496,403       8,546,590
Salaries, wages, and benefits....................................     1,560,331       1,800,799         391,831         751,976
General operating expenses.......................................       678,015         877,526       2,240,507       4,727,092
Depreciation and amortization....................................        16,932          19,220         235,661         463,568
                                                                  --------------  --------------  --------------  --------------
     Total operating expenses....................................     2,255,278       2,697,545       7,364,402      14,489,226
Operating margin.................................................    (2,255,278)     (2,697,545)        498,387       1,012,081
  Other income...................................................         2,142           5,918           5,115          12,260
  Interest expense...............................................             -               -        (102,486)       (221,604)
                                                                  --------------  --------------  --------------  --------------
Income (loss) before provision for income taxes..................    (2,253,136)     (2,691,627)        401,016         802,737
  Provision for income taxes.....................................             -               -          27,950          64,374
                                                                  --------------  --------------  --------------  --------------
Net income (loss)................................................ $  (2,253,136)  $  (2,691,627)  $     373,066   $     738,363
                                                                  ==============  ==============  ==============  ==============

Basic earnings (loss) per share.................................. $     (100.26)  $     (129.05)  $        0.08   $        0.16
                                                                  ==============  ==============  ==============  ==============

Weighted average basic shares outstanding........................        22,474          20,856       4,553,708       4,553,708
                                                                  ==============  ==============  ==============  ==============

Diluted earnings (loss) per share................................ $     (100.26)  $     (129.05)  $        0.08   $        0.16
                                                                  ==============  ==============  ==============  ==============

Weighted average diluted shares outstanding......................        22,474          20,856       4,711,776       4,719,762
                                                                  ==============  ==============  ==============  ==============


                            The accompanying notes are an integral part of these statements.

                                                            4

                           The Plastic Surgery Company

                             Statements of Cash Flows
                                   (Unaudited)


                                                                   For the Six     For the Six
                                                                   Months Ended    Months Ended
                                                                  June 30, 1999   June 30, 2000
                                                                  --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).............................................  $  (2,691,627)   $     738,363
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Loss on disposal of property and equipment..................              -           7,603
    Depreciation and amortization...............................         19,220         463,568
    Changes in assets and liabilities:
      Accounts receivable.......................................           (703)       (670,084)
      Other current assets......................................       (391,250)       (136,504)
      Other assets..............................................              -         (11,316)
      Accounts payable..........................................              -           2,634
      Accrued employee and consultant compensation..............        299,100         (32,203)
      Accrued liabilities.......................................        801,788        (163,692)
                                                                  --------------  --------------
        Net cash provided (used in) by operating activities.....     (1,963,472)        198,369
                                                                  --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment............................         (2,327)       (206,505)
  Proceeds from sale of property and equipment..................              -             600
  Acquisition of intangible assets..............................     (3,500,580)         (4,124)
                                                                  --------------  --------------
        Net cash used in investing activities...................     (3,502,907)       (210,029)
                                                                  --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock sold to investors.........................     (5,959,100)              -
  Proceeds from warrants issued to investors....................     11,113,096               -
  Payment of debt...............................................              -        (489,428)
                                                                  --------------  --------------
        Net cash provided by (used in) financing activities.....      5,153,996        (489,428)
                                                                  --------------  --------------
NET CHANGE IN CASH AND CASH
EQUIVALENTS.....................................................       (312,383)       (501,088)
CASH AND CASH EQUIVALENTS,
  Beginning of period...........................................        402,860         842,307
                                                                  --------------  --------------
CASH AND CASH EQUIVALENTS, end of period........................  $      90,477   $     341,219
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

    Basis of Presentation

    The financial statements included herein have been prepared in accordance with rule 10-01 of Regulation S-X. Pursuant to applicable regulations of the Securities and Exchange Commission (the "SEC"), the information at June 30, 2000 and for the six-month periods ended June 30, 2000 and 1999 is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the interim period ended June 30, 2000 and June 30, 1999. In the opinion of management, the accompanying condensed financial statements include the accounts of the Company and all adjustments necessary to present fairly the Company's financial position at June 30, 2000 and December 31, 1999, its results of operations for the three and six months ended June 30, 2000 and June 30, 1999 and cash flows for the three months ended June 30, 2000 and June 30, 1999.

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

                                            Service Fees   Operating Expenses    Net Revenue
                                           --------------  ------------------  --------------
For the three months ended June 30, 1999   $           -   $               -   $           -
For the six months ended June 30, 1999     $           -   $               -   $           -
For the three months ended June 30, 2000   $   1,459,122   $       6,403,667   $   7,862,789
For the six months ended June 30, 2000     $   2,847,420   $      12,653,887   $  15,501,307


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

    The Company is amortizing intangible assets related to the acquisitions of allied practices or allied practice assets over periods ranging from 10 to 15 years. Amortization expense related to these intangible assets for the period from inception (April 30, 1997) to December 31, 1997 and for the years ended December 31, 1998 and 1999 was $0, $0 and $22,613. Amortization expense for the six months ended June 30, 2000 was $271,342

    Long-Term Related Party Debt

    The Company's debt consisted of the following at June 30, 2000:

                                                     Current        Long Term
                                                  --------------  --------------
Advance from shareholder, non-secured,
     Zero interest                                $      10,000   $           -
Note payable to shareholder, non-secured,
     Zero interest                                    1,014,435
Notes payable to allied practices, non-secured
     8% interest                                        916,025       3,726,234
                                                  --------------  --------------
                                                  $   1,940,460   $   3,726,234
                                                  ==============  ==============

Earnings (loss) per share

    Basic earnings (loss) per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding including the dilutive impact of common stock equivalents calculated using the treasury stock method. For the three and six-month periods ended June 30, 2000, the difference between the weighted-average number of shares used in the basic computation compared to that used in the diluted computation was due to the dilutive impact of options and warrants to purchase common stock. The impact of options and warrants was not included in 1999 as the effect was anti-dilutive.

3.  SUBSEQUENT EVENTS

    In July 2000, the Company and Lynx Medical (Lynx) Systems decided not to proceed with the Company's potential acquisition of 51 percent of Lynx. No consideration was paid by either party.

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


OVERVIEW

    On December 15, 1999 we began providing business development services and Internet solutions to our alliance of 30 board-certified or board-eligible plastic surgeons and one surgeon certified by the Canadian Board of Plastic Surgery located in 18 metropolitan markets throughout the United States. In the future we intend to provide business services and acquire certain assets of, or to manage, additional plastic surgery practices. In addition, we may acquire companies, businesses or assets that compliment or expand our existing business. We may expand our business into the performance of nonsurgical, noninvasive procedures. In the future we intend to provide business services and acquire certain assets of, or to manage, additional plastic surgery practices. Our Internet strategy is important to our business. We have two proprietary websites: www.Idealme.com, our consumer website; and www.ThePlasticSurgeryCo.com, our surgeon website. Idealme.com allows consumers to research available procedures, submit inquiries regarding cosmetic surgery procedures, view possible cosmetic changes through online imaging technology, obtain financing for procedures and locate board-certified cosmetic surgeons. ThePlasticSurgeryCo.com will provide allied surgeons online access to our national buying programs and facilitate "best practices" study groups among our allied surgeons. We did not conduct any significant operations or earn any revenue until the close of our initial public offering on December 15, 1999.

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

    We list on our www.Idealme.com web site cosmetic surgeons who are not allied with us and are located in areas where we are not affiliated with an allied practice. After a few months, we will contact these surgeons to determine whether they want to continue to be listed in our directory. If so, we intend to enter into subscription agreements with these surgeons to allow them to continue to be included in the directory of board-certified or board-eligible cosmetic surgeons on the www.Idealme.com. These subscribing surgeons listed on our website directory will be listed for the convenience of potential consumers located in areas where we are not affiliated with an allied practice. We will not investigate the qualifications of the surgeons who subscribe for this service. Our website will advise consumers to independently investigate each surgeon's qualifications. Subscribing surgeons will pay us a fee for the directory listing, which we will recognize as revenue as it is earned. We may generate future revenues from the sale of products and services through our proprietary websites. The revenue generated may include fees from banner and sponsorship advertising, subscriptions to our online magazine and video imaging.

RESULTS OF OPERATIONS

    For the three months ended June 30, 2000 we had net income of $373,066 on operating revenues of $7,862,789. This compared to a loss of $2,253,136 for the same period in 1999. For the six months ended June 30, 2000 we had net income of $738,363 on operating revenues of $15,501,307 as compared to a loss of $2,691,627 for the same period in 1999. In 1999, we were in a development stage and conducted no operations and earned no revenues.

    Net Revenues. Net revenues for the three months ended June 30, 2000 were $7,862,789 including $1,459,122 in service fees from allied practices. Net revenues for the six months ended June 30, 2000 were $15,501,307 including $2,847,420 in service fees from the allied practices. Net revenues include the service fees earned plus the operating expenses of the practices assumed by us pursuant to the business services agreements.

    Direct Expenses. Direct expenses represent certain operating costs incurred by the allied practices that we assumed pursuant to the business services agreements.

    Salaries, Wages and Benefits. Salary, wage and benefit expenses represent all costs of employees and consultants incurred during the six months ended June 30, 2000. Headcount was increased from fourteen to fifteen during the quarter, and will continue to grow as required to provide marketing and administrative services to the allied practices.

    General Operating Expenses. General operating expenses include $4,107,297 of reimbursed practice expenses and $619,795 of Corporate operating costs incurred during the six months ended June 30, 2000.

    Depreciation and Amortization. For the three months and six months ended June 30, 2000, depreciation expense on corporate assets was $67,313 and $126,874 respectively. Amortization expense of $168,348 and $336,694 related to intangible assets was recorded as a result of allied practice acquisitions for the three-months and six-months ended June 30, 2000 respectively.

Interest expense

    Interest expense of $221,604 was recorded during the six months ended June 30, 2000 related to the interest portion of note payments to allied practices. These notes were issued as part of the consideration to the allied practices from the acquisition on December 15, 1999.

Provision for income taxes

    We recorded a provision of $64,374 for income taxes for the six-month period ended June 30, 2000. This reflects using a net operating loss carryforwards from 1999 to offset federal taxable income. The provision reflects primarily a provision for state taxes.

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

    As of June 30, 2000, we had a working capital deficit of approximately $2,925,736. The majority of the current liabilities relate to amounts owed to employees and consultants who have agreed to defer payment until we acquire financing. We will require capital for the following purposes:

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

    Each business services agreement obligates us, with no limitation, to pay the operating expenses of the allied practice. These operating expenses are paid out of individual practice cash accounts that we control. To the extent a practice's operating expenses exceed its revenues, we are required to pay any excess expense but the allied practice is obligated to repay this amount to us with interest. We will record this amount as a receivable from the practice bearing interest at the prime rate as published in THE WALL STREET JOURNAL plus one percent. As of June 30, 2000, no receivable for funding excess operating expenses existed from the allied practices. If it does occur, the allied practice will be required to repay any receivable to us out of its future revenues. The receivable will be repaid after the payment of the service fee and before the allied surgeon receives any compensation. There is no defined payment date related to the receivable. We intend to fund these excess operating expenses from working capital or borrowings under a credit facility. Since approximately 75% of the procedures performed by our allied surgeons are cosmetic with fees generally paid no later than the time the procedure is performed, we believe that our requirement to finance the excess operating expenses of the allied practices can be funded through our operations. In addition, our allied practices must pay our service fees and their operating expenses before the surgeons receive any funds from the practice. We do not believe that a lag in collections of patient receivables would occur or if it occurred would significantly affect our liquidity.

    We believe that cash flow from operations will be sufficient to fund our ongoing operations through the terms of the business services agreements. However, if the cash flow from operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or acquire a credit facility. We also believe that anticipated borrowings under a credit facility will be sufficient to fund our planned capital needs for the next 12 months. The Company is actively seeking a credit facility. Our business plan involves an aggressive strategy of acquiring additional medical practices. To the extent we are unable to obtain a credit facility, we may not be able to fully implement our acquisition program. As of June 30, 2000, the Company has not obtained a credit facility.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits

         See exhibit index on page 15

    (b)  Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the 1934 Act, we have duly caused this Form 10-Q to be signed on behalf of the undersigned, thereunto duly authorized, on August 7, 2000.

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

SIGNATURE                                         TITLE                              DATE
---------                                         -----                              ----

--------------------------------------------      Chairman of the Board
         Jonathan Wilfong


                                                  President and Chief
--------------------------------------------      Executive Officer (Principal
         Dennis Condon                            Executive Officer)


                                                  Chief Financial Officer
--------------------------------------------      (Principal Accounting
         Gunnar Sundstrom                         Officer)


                                                  Director
--------------------------------------------
         Robert Ersek, M.D.


                                                  Director
--------------------------------------------
         John Schantz, M.D.


                                                  Director
--------------------------------------------
         W. Grant Stevens, M.D.


                                                  Director
--------------------------------------------
         Mark A. Kaiser


                                                  Director
--------------------------------------------
         William Armiger, M.D.

                                  EXHIBIT INDEX

Exhibit
Number    Description
------    ----------------------------------------------------------------------

  2.1 Form of Agreement and Plan of Reorganization between the Company and the Founding Practices [A]
  2.2 Form of Amendment to the Form of Agreement and Plan of Reorganization between the Company and the Founding Practices [A]
  2.3 Form of Purchase and Sale Agreement between the Company and the Founding Practices [A]
  2.4 Form of Stock Purchase and Sale Agreement between the Company and the Founding Practices [A]
  2.5 Letter Agreement between the Company and Isis Cosmetic Surgery Partners, Inc. dated May 13, 1999 [A]
  2.6 Form of Amendment to Agreement and Plan of Reorganization dated as of November 11, 1999 between the Company and the Founding Practices [A]
  2.7 Form of Amendment to Purchase and Sale Agreement dated as of November 11, 1999 between the Company and the Founding Practices [A]
  2.8 Form of Amendment to Agreement and Plan of Reorganization dated as of November 24, 1999 between the Company and Founding Practices [A]
  2.9 Form of Amendment to Purchase and Sale Agreement dated as of November 24, 1999 between the Company and Founding Practices [A]
  3.1     Form of Amended and Restated Articles of Incorporation [A]
  3.2     Form of Amended and Restated Bylaws [A]
  4.1     Specimen Common Stock Certificate [A]
  4.2 Form of Warrant Agreement between the Company and the representatives of the underwriters of the Company's initial public offering [A]
  4.3     Form of Referral Warrant [A]
  10.1 Amendment to Employment Agreement between the Company and David Challoner dated February 25, 1999 [A]
  10.2 Amendment to Employment Agreement between the Company and Patricia Altavilla dated March 1, 1999 [A]
  10.3 Form of Service Agreement between the Company and the Founding Practices [A]
  10.4 Form of Amendment to Form of Service Agreement between the Company and the Founding Practices [A]
  10.5 Form of Consulting and Business Services Agreement between the Company and the Founding Practices [A]
  10.6 Form of Employment Agreement between the allied surgeons and the allied practices [A]
  10.7    1998 Employee Stock Option Plan [A]
  10.8    1999 Non-Employee Director Stock Plan [A]
  10.9 Amendment to Employment Agreement between the Company and Dennis E. Condon dated June 30, 1999
  10.10 Employment Agreement between the Company and Joshua Levine dated February 1, 2000 [B]
  27.1    Financial Data Schedule (for SEC use only).
----------

[A]    Incorporated by reference to the Company's Registration on Form S-1,
       File No. 333-78565.
[B] Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed June 30, 2000, File No. 1-15431.