Form 10-Q
period 2000-09-30
PLASTIC SURGERY CO
filed 2000-11-13
CIK 1041623

                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ]

         As of October 31, 2000, the registrant had 4,400,134 shares of common stock, no par value, outstanding.

                                     THE PLASTIC SURGERY COMPANY

                        FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                                INDEX


PART I  FINANCIAL INFORMATION

Item 1  Financial Statements ..................................................................... 3 - 5

        Condensed Balance Sheets as of September 30, 2000 (unaudited) and December 31, 1999 ......     3

        Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2000
        (unaudited) and September 30, 1999 (unaudited)  ..........................................     4

        Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2000
        (unaudited) and September 30, 1999 (unaudited)  ..........................................     5

        Notes to Financial Statements ............................................................ 6 - 8

Item 2  Management's Discussion and Analysis of Financial Condition and Results of Operations ... 9 - 13

Item 3  Quantitative and Qualitative Disclosure About Market Risk ................................    12


PART II OTHER INFORMATION

Item 1  Legal Proceedings ........................................................................    14

Item 6  Exhibits and Reports on Form 8-K .........................................................    16



                                          PART I

                                   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               The Plastic Surgery Company

                                Condensed Balance Sheets

                                                                   December 31,     September 30,
                                                                      1999               2000
                                                                  -------------     -------------
                                                                                     (Unaudited)
                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .................................     $    842,307      $    114,374
  Accounts receivable, net of allowance for doubtful accounts          160,140           913,863
  Other current assets ......................................                -           293,547
                                                                  -------------     -------------
    Total current assets ....................................        1,002,447         1,321,784
                                                                  -------------     -------------
PROPERTY AND EQUIPMENT, at cost .............................        1,196,865         1,372,600
  Less accumulated depreciation and amortization ............          (49,285)         (229,706)
                                                                  -------------     -------------
    Property and equipment, net .............................        1,147,580         1,142,894
                                                                  -------------     -------------
INTANGIBLE ASSETS ...........................................        9,294,504         9,298,628
  Less accumulated amortization .............................         (142,330)         (647,372)
                                                                  -------------     -------------
    Intangible assets, net ..................................        9,152,174         8,651,256
                                                                  -------------     -------------
NOTES RECEIVABLE ............................................                -           114,254
OTHER ASSETS ................................................                -            11,316
                                                                  -------------     -------------
    Total assets ............................................     $ 11,302,201      $ 11,241,504
                                                                  =============     =============


                         LIABILITIES AND SHAREHOLDERS'
                                    EQUITY
CURRENT LIABILITIES:
  Accounts payable ..........................................     $     70,518      $    124,071
  Accrued employee and consultant compensation ..............        1,535,862         1,358,278
  Accrued liabilities .......................................          880,104           588,130
  Line of credit ............................................                -           143,416
  Current portion of related party long-term debt ...........        1,952,557         1,109,181
                                                                  -------------     -------------
    Total current liabilities ...............................        4,439,041         3,323,076
LONG-TERM RELATED PARTY DEBT, net of current portion ........        4,203,565         4,220,364
                                                                  -------------     -------------
    Total liabilities .......................................        8,642,606         7,543,440
                                                                  -------------     -------------


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock; no par value; 100,000,000 shares
    authorized, 4,553,708 shares issued and
    outstanding at December 31, 1999 and 4,400,134
    shares issued and outstanding at September 30, 2000 .....                -                 -
  Paid-in capital ...........................................       36,450,529        36,568,414
  Warrants ..................................................        8,714,754         8,714,754
  Accumulated deficit .......................................      (42,505,688)      (41,585,104)
                                                                  -------------     -------------
    Total shareholders' equity ..............................        2,659,595         3,698,064
                                                                  -------------     -------------
      Total liabilities and shareholders' equity ............     $ 11,302,201      $ 11,241,504
                                                                  =============     =============


             The accompanying notes are an integral part of these statements.


                                               The Plastic Surgery Company

                                           Condensed Statements of Operations
                                                       (Unaudited)


                                                    For the Three     For the Three      For the Nine      For the Nine
                                                     Months Ended      Months Ended      Months Ended      Months Ended
                                                    Sept. 30, 1999    Sept. 30, 2000    Sept. 30, 1999    Sept. 30, 2000
                                                    --------------    --------------    --------------    --------------

Net revenues ..................................     $          -      $  6,957,966      $          -      $ 22,459,273
Direct expenses:
  Salaries, wages, and benefits ...............                -         1,797,141                 -         5,438,748
  Medical supplies ............................                -           917,710                 -         2,827,779
  Advertising .................................                -           667,546                 -         2,827,776
  Rent ........................................                -           651,062                 -         1,485,746
                                                    -------------     -------------     -------------     -------------
    Total direct expenses .....................                -         4,033,459                 -        12,580,049
  Salaries, wages, and benefits ...............          322,157           431,480         2,122,956         1,187,709
  General operating expenses ..................          122,369         1,962,550           999,895         6,685,389
  Depreciation and amortization ...............           64,913           237,869            84,133           701,437
                                                    -------------     -------------     -------------     -------------
    Total operating expenses ..................          509,439         6,665,358         3,206,984        21,154,584
Operating margin ..............................         (509,439)          292,608        (3,206,984)        1,304,689
  Other income ................................              209             3,673             6,127            15,934
  Interest expense ............................                -           (98,216)                -          (319,820)
                                                    -------------     -------------     -------------     -------------
Income (loss) before provision for income taxes         (509,230)          198,065        (3,200,857)        1,000,803
Provision for income taxes ....................                -            15,845                 -            80,219
                                                    -------------     -------------     -------------     -------------
Net income (loss) .............................     $   (509,230)     $    182,220      $ (3,200,857)     $    920,584
                                                    =============     =============     =============     =============

Basic earnings (loss) per share ...............     $     (19.93)     $       0.04      $    (142.17)     $       0.20
                                                    =============     =============     =============     =============

Weighted average basic shares outstanding .....           25,548         4,533,677            22,515         4,546,982
                                                    =============     =============     =============     =============

Diluted earnings (loss) per share .............     $     (19.93)     $       0.04      $    (142.17)     $       0.20
                                                    =============     =============     =============     =============

Weighted average diluted shares outstanding ...           25,548         4,632,193            22,515         4,645,498
                                                    =============     =============     =============     =============


                            The accompanying notes are an integral part of these statements.


                                     The Plastic Surgery Company

                                  Condensed Statements of Cash Flows
                                             (Unaudited)

                                                                   For the Nine     For the Nine
                                                                   Months Ended     Months Ended
                                                                  Sept. 30, 1999   Sept. 30, 2000
                                                                  --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..........................................     $(3,200,857)     $   920,584
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Loss on disposal of property and equipment ...............               -            7,603
    Depreciation and amortization ............................          84,133          701,437
    Expense related to stock and warrant issuance
      to founders, employees and consultants .................       1,148,112                -
    Changes in assets and liabilities:
      Accounts receivable ....................................          (8,095)        (856,850)
      Other current assets ...................................        (391,250)        (293,547)
      Other assets ...........................................               -          (11,316)
      Accounts payable .......................................         856,831           53,553
      Accrued employee and consultant compensation ...........         607,956         (177,584)
      Accrued liabilities ....................................               -         (291,974)
                                                                   ------------     ------------
        Net cash provided by (used in) operating activities ..        (903,170)          51,906
                                                                   ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment .........................          (2,327)        (251,536)
  Proceeds from sale of property and equipment ...............               -              600
  Acquisition of intangible assets ...........................        (426,800)          (4,124)
                                                                   ------------     ------------
        Net cash used in investing activities ................        (429,127)        (255,060)
                                                                   ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock sold in private placement ..............         237,000                -
  Proceeds from warrants issued to employees and consultants .         695,103                -
  Proceeds from notes receivable .............................               -           19,735
  Payment of debt ............................................               -         (544,514)
                                                                   ------------     ------------
        Net cash provided by (used in) financing activities ..         932,103         (524,779)
                                                                   ------------     ------------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS ................................................        (400,194)        (727,933)
CASH AND CASH EQUIVALENTS,
  Beginning of period ........................................         402,860          842,307
                                                                   ------------     ------------
CASH AND CASH EQUIVALENTS, end of period .....................     $     2,666      $   114,374
                                                                   ============     ============

NON-CASH TRANSACTIONS
  Warrants issued to shareholders ............................     $ 9,269,630      $         -
                                                                   ============     ============
  Common stock issued in purchase of contract rights from ISIS     $ 3,073,780      $         -
                                                                   ============     ============
  Transactions associated with rescinding practice acquisition
    Accounts receivable write off ............................     $         -      $   103,128
                                                                   ============     ============
    Disposal of equipment ....................................     $         -      $    51,624
                                                                   ============     ============
    Forgiveness of long term debt ............................     $         -      $  (138,647)
                                                                   ============     ============
    Note receivable for the repayment of cash advanced .......     $         -      $  (133,990)
                                                                   ============     ============
    Changes to paid in capital ...............................     $         -      $   117,885
                                                                   ============     ============



               The accompanying notes are an integral part of these statements.

                           THE PLASTIC SURGERY COMPANY

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


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

    The Company accounted for certain of the Founding Practices acquired in the Transfers under Staff Accounting Bulletin No. 48, "Transfers of Nonmonetary Assets by Promoters and Shareholders" ("SAB 48"). The shareholders of these Founding Practices are considered promoters. For each Transfer accounted for under SAB 48, the Founding Practice received up to a maximum of 25 percent of the total consideration for each transaction in cash and notes and the balance in 2,812,963 shares of common stock valued at the initial public offering price. The cash paid to the Founding Practices accounted for under SAB 48 was recorded as a dividend by the Company and the assets and liabilities acquired were recorded at their historical costs. For the Transfers not accounted for under SAB 48, the Company recorded the Transfers at fair value as asset acquisitions and recorded intangible assets amortized over periods ranging from 10 to 15 years.

    Basis of Presentation

    The financial statements included herein have been prepared in accordance with rule 10-01 of Regulation S-X. Pursuant to applicable regulations of the Securities and Exchange Commission (the "SEC"), the information at September 30, 2000 and for the three and nine-months periods ended September 30, 2000 and 1999 is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The financial statements reflect all elimination entries and normal adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for the interim periods ended September 30, 2000 and September 30, 1999. In the opinion of management, the accompanying condensed financial statements include the accounts of the Company and all adjustments necessary to present fairly the Company's financial position at September 30, 2000 and December 31, 1999, its results of operations for the three and nine months ended September 30, 2000 and September 30, 1999 and cash flows for the nine months ended September 30, 2000 and September 30, 1999.

    Operating results for interim periods are not necessarily indicative of the results for full years. These condensed financial statements should be read in conjunction with the financial statements of The Plastic Surgery Company and related notes thereto, and management's discussion and analysis related thereto, all of which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

    The Company currently does not consolidate the operations of the practices that it manages because the arrangements do not meet the requirements for consolidation as set forth in Emerging Issues Task Force 97-2.

    Prior Year Reclassifications

    Certain prior year amounts have been reclassified to conform to current year presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Revenue Recognition

    The Company recognizes revenue in amounts equal to the operating expenses of the practices assumed by the Company plus service fees of approximately 15% of the net cash collected by the practices. Net cash collected is defined as revenue resulting from fees and charges for each month collected by and on behalf of each practice as a result of professional services provided by the practice's surgeons and those under the surgeons' supervision and other fees or income generated by the practice, less any adjustments for refunds or other items that do not generate a fee. The amount of operating expenses of the practices assumed by the Company was as follows:

                                                     Service Fees   Operating Expenses   Net Revenue
                                                     ------------   ------------------   ------------
 For the three months ended September 30, 1999       $         -    $               -    $          -
 For the nine months ended September 30, 1999        $         -    $               -    $          -
 For the three months ended September 30, 2000       $ 1,330,653    $       5,627,313    $  6,957,966
 For the nine months ended September 30, 2000        $ 4,178,073    $      18,281,200    $ 22,459,273


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

    The Company is amortizing intangible assets related to the acquisitions of allied practices or allied practice assets over periods ranging from 10 to 15 years. Amortization expense related to these intangible assets for the year ended December 31, 1999 and the three and nine-month periods ended September 30, 2000 are $22,613, $135,672, and $407,014, respectively.

    Long-Term Related Party Debt

    The Company's debt consisted of the following at September 30, 2000:

                                                        Current       Long Term
                                                     ------------   ------------
 Note payable to shareholder, non-secured,
     8.5% imputed interest                           $   180,000    $   833,821
 Note payable to allied practices, non-secured,
     8% interest                                         929,181      3,386,543
                                                     ------------   ------------
                                                     $ 1,109,181    $ 4,220,364
                                                     ============   ============

    Earnings (loss) per share

    Basic earnings (loss) per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding including the dilutive impact of common stock equivalents calculated using the treasury stock method. For the three and nine-months periods ended September 30, 2000, the difference between the weighted-average number of shares used in the basic computation compared to that used in the diluted computation was due to the dilutive impact of options and warrants to purchase common stock. The impact of options and warrants was not included in 1999 as the effect was anti-dilutive.

3. SUBSEQUENT EVENTS

    In October 2000 the Company purchased the assets and liabilities of The Aesthetic Institute of North Carolina, P.A. The transaction consisted of the Company assuming the liabilities of the practice in exchange for a note payable from the physician with no other compensation being paid. The Company does not expect any goodwill to result from the transaction. This practice was accounted for using APB 16. It has become the first "Company-owned center." The original business model was based on providing development services to cosmetic surgery practices through long-term practice services agreements. The Company expects that future acquisitions will be on the Company-owned center basis and that the Company will endeavor to convert some of its long-term practice service agreements to "Company-owned centers". There are no assurances that the Company will be able to acquire additional Company-owned centers either by acquisition or by conversion of its existing agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion and analysis contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "1934 Act"). Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our goals will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, without limitation, our ability to grow through affiliations with additional allied practices and company-owned cosmetic surgery centers, our ability to identify suitable affiliation candidates and to profitably manage or successfully integrate new allied practices and company-owned centers with us and our existing practices, our ability to secure capital, and the related cost of such capital, needed to fund our future growth, regulatory development and changes in the United States healthcare system and medical profession that may affect our profitability or the enforceability of our agreements with the allied practices and the other factors detailed in our Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission.


OVERVIEW

    On December 15, 1999 the Company began providing business development services and Internet solutions to our alliance of 30 board-certified or board-eligible plastic surgeons and one surgeon certified by the Canadian Board of Plastic Surgery located in 18 metropolitan markets throughout the United States. Since then, we have severed our alliance with one of the practices and are in negotiations with another practice that will also be leaving the alliance. In the future we intend to provide business services and acquire certain assets of, or to manage, additional plastic surgery practices. In addition, we may acquire companies, businesses or assets that compliment or expand our existing business. We may expand our business into the performance of nonsurgical, noninvasive procedures. In the future we intend to provide business services and acquire certain assets of, or to manage, additional plastic surgery practices. Our Internet strategy is important to our business. We have two proprietary websites: www.Idealme.com, our consumer website; and www.ThePlasticSurgeryCo.com, our surgeon website. Idealme.com allows consumers to research available procedures, submit inquiries regarding cosmetic surgery procedures, view possible cosmetic changes through online imaging technology, obtain financing for procedures and locate board-certified cosmetic surgeons. ThePlasticSurgeryCo.com will provide allied surgeons online access to our national buying programs and facilitate "best practices" study groups among our allied surgeons. We did not conduct any significant operations or earn any revenue until the close of our initial public offering on December 15, 1999.

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

POSSIBLE SOURCES OF FUTURE REVENUES

    For certain current cosmetic surgery centers and nearly all future acquisitions, the company is making a strategic shift to "company-owned cosmetic surgery centers." The original business model was based on providing development services to cosmetic surgery practices through long-term practice services agreements. Under these agreements, the affiliating physicians continue to be responsible for the day-to-day management of the practices, including operations, finance and human resources. In contrast, as a "company-owned center" The Plastic Surgery Company will have all of these responsibilities, which conversely provides for a greater degree of control over increasing consumer demand and the total patient experience as well as the business and finance practices of these cosmetic surgery centers. In addition, ownership brings with it the right to make all investment decisions. The affiliating surgeon enjoys the transition from a client still burdened with many day-to-day business decisions to an independent contractor of the center, free to spend all of their time focused on patient care and surgery. The Company currently has affiliating cosmetic surgery centers in 23 locations throughout the United States and while both models are profitable, the company-owned center provides a much greater opportunity to build value.

    At introduction, we listed profiles for board certified plastic surgeons at www.idealme.com who were not affiliated with the Plastic Surgery Company. While we continue to offer free, basic listings to non-affiliated plastic surgeons, we introduced two new for-fee subscription services during the third-quarter. Our subscribing surgeons pay to list special information about themselves and their practices and receive links from www.idealme.com to their personal Web pages. The subscriptions are offered for the convenience of potential consumers located in areas where we are not affiliated with an allied practice and as a source of revenue to fund future online developments. We will not investigate the qualifications of the surgeons who subscribe for this service. Our website will advise consumers to independently investigate each surgeon's qualifications. We may generate future revenues from the sale of products and services through our proprietary websites. The revenue generated may include fees from banner and sponsorship advertising, subscriptions to our online magazine and digital imaging. In addition our web site has built one of the largest and only customizable "before and after" photo galleries of cosmetic procedures on the Internet. The Gallery currently offers annotated photographs of over 550 cases, or 1,100 photographs, spanning a broad range of procedures and patients. Each case includes a detailed, searchable profile that allows users to arrange the Gallery by procedure, patient age range, gender and skin tone. There are an additional 500 cases to be uploaded before the end of fourth quarter.


RESULTS OF OPERATIONS

    For the three months ended September 30, 2000 we had net income of $182,220 on operating revenues of $6,957,966. This compared to a loss of $509,230 and no revenues for the same period in 1999. For the nine months ended September 30, 2000 we had net income of $920,584 on operating revenues of $22,459,273 as compared to a loss of $3,200,857 and no revenues for the same period in 1999. In 1999, we were in a development stage and conducted no operations and earned no revenues.

    Net Revenues. Net revenues for the three months ended September 30, 2000 were $6,957,966 including $1,330,653 in service fees from allied practices. Net revenues for the nine months ended September 30, 2000 were $22,459,273 including $4,178,073 in service fees from the allied practices. Net revenues include the service fees earned plus the operating expenses of the practices assumed by us pursuant to the business services agreements.

    Direct Expenses. Direct expenses represent certain operating costs incurred by the allied practices that we assumed pursuant to the business services agreements.

    Salaries, Wages and Benefits. Salary, wages and benefits expenses represent all costs of employees and consultants incurred during the three and nine months ended September 30, 2000. Net headcount did not increase during the quarter, but it is anticipated that in the future it will grow as required to provide marketing and administrative services to the allied practices.

    General Operating Expenses. General operating expenses include $1,593,854 of reimbursed practice expenses and $368,696 of Corporate operating costs incurred during the three months ended September 30, 2000. For the nine months ended September 30, 2000 the general operating expenses of the Company included $5,701,151 of reimbursed practice expenses and $984,238 of Corporate operating costs.

    Depreciation and Amortization. For the three months and nine months ended September 30, 2000, depreciation expense on corporate assets was $69,521 and $196,395, respectively. Amortization expense of $168,348 and $505,042 related to intangible assets was recorded as a result of allied practice acquisitions for the three months and nine months ended September 30, 2000, respectively.

    Interest expense

    Interest expense of $98,216 and $319,820 was recorded during the three and nine months ended September 30, 2000 respectively. For the three and nine months ended September 30, 2000 this amount included $96,193 and $310,433 related to the interest portion of note payments to allied practices. There was no debt in 1999 and therefore no interest. These notes were issued as part of the consideration to the allied practices from the acquisition on December 15, 1999. The remaining amounts relate to short term borrowing by the Company.

    Provision for income taxes

    The Company recorded provisions for income taxes of $15,845 and $80,219 for the three-months and nine-months periods ended September 30, 2000 respectively. This reflects using a net operating loss carryforwards from 1999 to offset federal taxable income. The provision reflects primarily a provision for state taxes.

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

    In the quarter ending September 30, 2000, the Company rescinded the acquisition of one practice, and the Company expects to rescind the acquisition of one additional practice before the end of the fiscal year. The Company does not expect either transaction to have a material adverse effect on its operations.

    As of September 30, 2000, we had a working capital deficit of approximately $2,001,292. Approximately $925,082 of the current liabilities relate to amounts owed to employees and consultants who have agreed to defer payment until we obtain financing. We will require capital for the following purposes:

    o to pay accrued salaries and consulting fees of our employees or consultants;

    o to pay amounts owed to allied practices pursuant to notes issued in the acquisitions of the founding practices;

    o to pay amounts owed to our chairman pursuant to a $1,013,821 promissory note;

    o   to pay operating expenses;

    o   to form additional affiliations with plastic surgery practices;

    o to pay costs associated with the development and maintenance of our websites; and

    o   to fund corporate costs for providing business services.

    Each note issued in the acquisitions of the founding practices bears interest at 8 percent per annum and provides for equal monthly payments of principal and interest over the five-year term of the note.

    Each business services agreement obligates us, with no limitation, to pay the operating expenses of the allied practice. These operating expenses are paid out of individual practice cash accounts that we control. To the extent a practice's operating expenses exceed its revenues, we are required to pay any excess expense but the allied practice is obligated to repay this amount to us with interest. We will record this amount as a receivable from the practice bearing interest at the prime rate as published in THE WALL STREET JOURNAL plus one percent. As of September 30, 2000, no receivable for funding excess operating expenses existed from the allied practices. If it does occur, the allied practice will be required to repay any receivable to us out of its future revenues. The receivable will be repaid after the payment of the service fee and before the allied surgeon receives any compensation. There is no defined payment date related to the receivable. We intend to fund these excess operating expenses from working capital or borrowings under a credit facility. Since approximately 75 percent of the procedures performed by our allied surgeons are cosmetic with fees generally paid no later than the time the procedure is performed, we believe that our requirement to finance the excess operating expenses of the allied practices can be funded through our operations. In addition, our allied practices must pay our service fees and their operating expenses before the surgeons receive any funds from the practice. We do not believe that a lag in collections of patient receivables would occur or if it occurred would significantly affect our liquidity.

    We believe that cash flow from operations will be sufficient to fund our ongoing operations through the terms of the business services agreements. However, if the cash flow from operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or acquire a credit facility. We also believe that anticipated borrowings under a credit facility, if obtained, will be sufficient to fund our planned capital needs for the next 12 months. The Company is actively seeking a credit facility. Our business plan involves an aggressive strategy of acquiring additional medical practices. To the extent we are unable to obtain a credit facility, we may not be able to fully implement our acquisition program. As of September 30, 2000, the Company has not obtained a credit facility. In addition, the Vice President of Development, whose responsibility it was to acquire practices, resigned primarily due to increased travel demands due to the change in direction to the new Company-owned centers.

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


    New Authoritative pronouncements

    In accordance with SFAS NO. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, "the Company delayed the implementation of SFAS NO. 133, "Accounting for Derivative Instruments and Hedging Activities." until January 1, 2001. Complying with this new pronouncement is not expected to have a material effect on the Companies' financial statements.

    In fiscal 2000, the SEC issued Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB No. 101"). SAB No. 101 addresses issues related to revenue recognition and does not impact the Company's condensed balance sheets, statements of operations, or cash flows.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

      See exhibit index on page 15

(b)   Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the 1934 Act, we have duly caused this Form 10-Q to be signed on behalf of the undersigned, thereunto duly authorized, on Nov 8, 2000.

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

SIGNATURE                       TITLE                       DATE
---------                       -----                       ----


/S/ Jonathan Wilfong            Chairman of the Board       November 13, 2000
---------------------------
    Jonathan Wilfong


/S/ Dennis Condon               President and Chief         November 13, 2000
---------------------------     Executive Officer (Principal
    Dennis Condon               Executive Officer)


/S/ Gunnar Sundstrom            Chief Financial Officer     November 13, 2000
---------------------------     (Principal Accounting
    Gunnar Sundstrom            Officer)


/S/                             Director                    November  , 2000
---------------------------
    Robert Ersek, M.D.


/S/                             Director                    November   , 2000
---------------------------
    John Schantz, M.D.


/S/ W. Grant Stevens            Director                    November 13, 2000
---------------------------
    W. Grant Stevens, M.D.


/S/                             Director                    November   , 2000
---------------------------
    William Armiger, M.D.

                                  EXHIBIT INDEX

Exhibit
Number    Description
------    -----------------------------------------------
2.1 Form of Agreement and Plan of Reorganization between the Company and the Founding Practices [A]
2.2 Form of Amendment to the Form of Agreement and Plan of Reorganization between the Company and the Founding Practices [A]
2.3 Form of Purchase and Sale Agreement between the Company and the Founding Practices [A]
2.4 Form of Stock Purchase and Sale Agreement between the Company and the Founding Practices [A]
2.5 Letter Agreement between the Company and Isis Cosmetic Surgery Partners, Inc. dated May 13, 1999 [A]
2.6 Form of Amendment to Agreement and Plan of Reorganization dated as of November 11, 1999 between the Company and the Founding Practices [A]
2.7 Form of Amendment to Purchase and Sale Agreement dated as of November 11, 1999 between the Company and the Founding Practices [A]
2.8 Form of Amendment to Agreement and Plan of Reorganization dated as of November 24, 1999 between the Company and Founding Practices [A]
2.9 Form of Amendment to Purchase and Sale Agreement dated as of November 24, 1999 between the Company and Founding Practices [A]
3.1       Form of Amended and Restated Articles of Incorporation [A]
3.2       Form of Amended and Restated Bylaws [A]
4.1       Specimen Common Stock Certificate [A]
4.2 Form of Warrant Agreement between the Company and the representatives of the underwriters of the Company's initial public offering [A]
4.3       Form of Referral Warrant [A]
10.1 Amendment to Employment Agreement between the Company and David Challoner dated February 25, 1999 [A]
10.2 Amendment to Employment Agreement between the Company and Patricia Altavilla dated March 1, 1999 [A]
10.3      Form of Service Agreement between the Company and the Founding
          Practices [A]
10.4 Form of Amendment to Form of Service Agreement between the Company and the Founding Practices [A]
10.5 Form of Consulting and Business Services Agreement between the Company and the Founding Practices [A]
10.6 Form of Employment Agreement between the allied surgeons and the allied practices [A]
10.7      1998 Employee Stock Option Plan [A]
10.8      1999 Non-Employee Director Stock Plan [A]
10.9 Amendment to Employment Agreement between the Company and Dennis E. Condon dated June 30, 1999 [B]
10.10 Employment Agreement between the Company and Joshua Levine dated February 1, 2000 [B]
27.1      Financial Data Schedule (for SEC use only).

-----------------
[A] Incorporated by reference to the Company's Registration on Form S-1, File No. 333-78565.
[B] Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed September 30, 2000, File No. 1-15431.