Form 10-K405
period 2000-12-31
PLASTIC SURGERY CO
filed 2001-04-17
CIK 1041623

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                                   NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                 ON WHICH REGISTERED
-------------------                                ---------------------
Common Stock, no par value                        American Stock Exchange

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES [X] NO[ ]

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 2001 (based on the last reported closing price per share of common stock as reported on The American Stock Exchange on such date) was approximately $9,064,540. As of March 26, 2001, the registrant had 4,692,158 shares of common stock outstanding.

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 and we intend that such forward-looking statements be subject to the safe harbors created thereby. For this purpose, any statements contained in this Annual Report on Form 10-K except for historical information may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.

        Our business and operations are subject to risks that increase the uncertainty inherent in the forward-looking statements, and the inclusion of such information should not be regarded as a representation that our objectives or plans will be achieved. Such forward looking statements are not guarantees of future performances and involve risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements.

        Some factors that may cause results to differ materially from those contemplated by such forward looking statement include, among other things (a) changes in governmental or professional regulations that may effect our profitability or the enforceability of our contracts with our affiliated practices; (b) increasing competition in the medical services industry; (c) our ability to continue to make successful acquisitions of cosmetic surgery centers and integrate and grow our business; (d) our continued dependence on revenue generated by our affiliated practices and (e) general economic conditions including impacts on liquidity and availability of capital as needed. These and other factors that may affect our future operating results are discussed in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Performance."

        Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. In addition, risks, uncertainties and assumptions change as events or circumstances change. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-K with the SEC or otherwise to revise or update any oral or written forward-looking statement that may be made from time to time by or on our behalf.


                                     PART I

ITEM 1.  BUSINESS.

GENERAL DESCRIPTION OF OUR BUSINESS

        We acquire, develop and manage elective cosmetic and laser surgery centers. We operate outside of the managed care market and provide private pay, fee-for-service cosmetic surgery and laser procedures through our retail network of surgery centers (the "Centers"). These services include cosmetic surgery, cosmetic laser skin treatments and physician-directed skin care all under the national umbrella of Personal Image Centers. We offer an extraordinary "one-stop-shop" for all cosmetic surgery and laser procedures in the elective care segment of healthcare. We currently own and/or manage 25 Centers located throughout the United States. Headquartered in Santa Barbara, California, we completed our initial public offering on December 10, 1999 and our common stock trades on the American Stock Exchange under the ticker symbol PSU.

THE COSMETIC SURGERY INDUSTRY

        Procedures for cosmetic surgery have continued to increase dramatically in number; from 1992 to 1998, according to the American Society of Plastic Surgery, the most popular procedures experienced significant increases: facelift procedures increased 75%, liposuction procedures increased 260%, and breast augmentation procedures increased 300%. The American Society of Aesthetic Plastic Surgery estimates that approximately 2.8 million cosmetic surgery procedures were performed in 1998. The market for cosmetic surgery procedures has grown rapidly over the last several years, and we expect this market to continue to grow.

        The consumer market is served in part by approximately 5,200 Board certified plastic surgeons in the United States. In recent years, fees for the reconstructive segment of plastic surgery have declined primarily due to cost containment pressures from third party insurance payors. As a result, many plastic surgeons have shifted the focus of their practices from reconstructive to cosmetic surgery procedures. This has resulted in increased competition for private pay cosmetic surgery procedures. Physicians practicing in other disciplines, such as ophthalmologists and dermatologists, are also performing cosmetic surgery procedures traditionally performed by plastic surgeons, such as eyelid surgery and liposuction, to earn the higher fees associated with these procedures. Consequently, plastic surgeons are attempting to emphasize the importance of having plastic surgery procedures performed by surgeons certified by the Board of the American Society of Plastic Surgeons.

OPERATING STRATEGY

        We operate outside of the managed care market and provide private pay, fee for service cosmetic surgery and laser procedures through our network of Centers. We offer an extraordinary "one-stop-shop" for all cosmetic surgery and laser procedures in the separate "elective-care" segment of healthcare and all available procedures are pre-paid by the patient or financed through patient financing companies. By marketing to this elective surgery segment, we are able to avoid third-party payment reimbursement issues, capitation reductions and long-term collection problems, all of which negatively affect the managed care segment of healthcare.

        We believe that our "Personal Image Center" brand represents the only national company within the cosmetic surgery and cosmetic laser procedure market and our goal is to establish strong and sustainable brand identity through our 25 Centers. We intend to grow with the elective-care segment of healthcare and the cosmetic surgery and cosmetic laser procedure market. We approach this market with a strong retail marketing philosophy. We believe that elective procedures are consumer driven and demand can be stimulated through patient-education style advertising strategies. These include public seminars attended by hundreds of prospective patients, cable and broadcast channel television commercials, professionally produced radio spots and a diverse offering of print ad campaigns. In addition to our retail-designed external marketing programs, our Centers attract entry-level consumers with medical strength skin care solutions and cross-market between these consumers and patients seeking one of the broad offerings of cosmetic procedures. Additionally, through professional internal marketing, patients learn of new and alternative treatments and surgeries offered at our Centers.

        Our website, www.idealme.com is managed as an additional focused marketing channel integral to the overall retail approach to attracting new patients. The Internet represents the ideal medium for cosmetic surgery and other elective procedures, as it is both private and visual. We have created "the largest before and after photo gallery on the Internet" and have seen strong sequential growth in the numbers of both new visitors to the gallery as well as repeated use of the features that let visitors email before and after photos to their friends and family. The Internet site is becoming increasingly effective for attracting new patients. In fact, our first Center to fully-integrate our Internet strategy has recently been receiving 30% of its new patients through our websites.

GROWTH STRATEGY

        We intend to further solidify our national presence by acquiring cosmetic surgery centers in key markets nationwide, as well as converting our existing Centers to a new business structure whereby, subject to applicable state and federal laws, we take control of the business of the Centers, including marketing programs and sales activities, operations, finance and human resources.

        We have identified both underutilized single-surgeon facilities and multi-surgeon centers in key markets as significant opportunities for us to add new Centers to our current network, and, to the extent permitted by applicable law, any future acquisitions will be structured to give us complete control of the investments required for faster, more profitable growth. The identified pool of underutilized facilities also offer us acquisition opportunities at favorable purchase prices.

THE CENTERS

        Our founding business model was based on providing cosmetic surgery facilities and business development services to affiliated cosmetic surgery practices through long-term business services agreements. Pursuant to the business services agreements, physicians continue to have final decision authority for the day-to-day management of our Centers, including operations, finance and human resources. For some of our current Centers and for all new Centers, we have commenced a strategic shift to an alternate business structure whereby we will to take control of all business affairs of our Centers, including but not limited to marketing programs and other sales activities designed to increase consumer demand as well as the business, finance and human resource decisions with respect to business personnel in our Centers, subject to applicable federal and state laws. The affiliated surgeons in our Centers are then free to spend their time focused on patient care and surgery. The affiliated surgeons would maintain control over the standards of practice to promote quality patient care. We also are working with a number of our affiliated surgeons in our existing Centers to revise the business structure to transfer to us control of the business affairs of their Centers.

        We are affiliated with 35 Board certified or Board eligible plastic surgeons and one surgeon certified by the Canadian Board of Plastic Surgery operating 25 Centers (which includes 31 offices) located in 18 metropolitan markets. Past revenues may not be indicative of future results. Approximately 85% of the procedures performed by our affiliated surgeons are cosmetic. We selected the Centers based upon a variety of factors, including:

        - board certification, licensing and good standing of affiliated surgeons;

        - practice size, historical financial performance and potential for future growth;

        -       geographic location; and

        - reputation among local consumers and peers within the plastic surgery industry.

        The following table sets forth the number of surgeons and locations of our founding surgeons.

                        NUMBER OF     NUMBER OF                                      NUMBER OF     NUMBER OF
METROPOLITAN MARKET     SURGEONS       OFFICES         METROPOLITAN MARKET           SURGEONS       OFFICES
-------------------     --------      ---------        -------------------           --------      ---------
California                                             Maine
  Los Angeles              3             4               Portland                        1              1
Colorado                                               North Carolina
  Denver                   4             3               Raleigh                         1              1
Connecticut                                            Ohio
  Hartford                 1             2               Cincinnati                      1              1
  Westport                 1             1             Oklahoma
Florida                                                  Oklahoma City                   1              1
  Ft. Lauderdale           5             1             Oregon
  Orlando                  2             2               Portland                        1              1
  Miami                    1             2             Pennsylvania
  South Miami              2             1               Philadelphia                    4              1
Georgia                                                Texas
  Atlanta                  1             1               Amarillo                        1              1
Hawaii                                                   Austin                          2              1
  Honolulu                 1             3               Houston                         1              1
Maryland                                                                                36             31
  Baltimore                2             2                                              ==             ==



        Acquisition Agreements. We entered into acquisition agreements with each of the founding affiliated practices and affiliated surgeons. These acquisition agreements were in the form of an asset purchase and sale agreement, a stock purchase and sale agreement or an agreement and plan of reorganization whereby we merged with the affiliated practice. Based on applicable state laws and regulations, the operating assets of each practice were transferred to us pursuant to the acquisition agreements. As consideration for entering into each acquisition agreement, we paid consideration consisting of a combination of common stock, notes and cash.

        Business Services Agreements. We have entered into business services agreements with each of the founding practices. These agreements were in the form of a service agreement or consulting agreement as dictated by state law. Each service agreement generally requires that we provide the following services for the Centers at the request of the affiliated practices:

        -       assisting with advertising, marketing and business development;

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

        -       supervision, management and organization of files and records;
                and

        -       financial reporting and analysis.

        Under the business service agreements, we recognize revenues in amounts equal to the assumed expenses plus service fees based on the net cash collected. In future agreements, we may recognize revenues in amounts equal to the assumed expenses plus a fixed dollar amount with annual fixed percentage increases.

        If required by applicable state law or regulations, a founding practice may have entered into a consulting agreement with us that contains certain of the same provisions as the service agreement, including: (a) provisions relating to the obligation to loan funds to the affiliated practice in the event the affiliated practice is unable to pay its current expenses, (b) repurchase of assets and assumption of liabilities by the affiliated practice upon expiration or termination, (c) covenant not to compete, and (d) indemnification. Under the consulting agreement, we provide the following services to the affiliated practice in exchange for a fixed dollar annual fee with annual fixed percentage increases:

        -       consulting with respect to equipment and office needs;

        - preparing staffing models appropriate for the affiliated practice;

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

        -       providing billing and collection services; and

        - assisting the affiliated practices in organizing and developing filing and recording systems.

        The business services agreements have either 20 or 25-year terms. The business services agreements are subject to termination by either party in the event the non-terminating party becomes subject to voluntary or involuntary bankruptcy proceedings or materially breaches the agreement, subject to a cure period. The affiliated practices may also terminate the business services agreements if we are subject to a change of control not approved by our board of directors. Upon the termination of the business services agreements, except upon our breach, the affiliated practices and its shareholders are subject to a two year covenant not to compete which prohibits within a specified territory the following (a) advertising in print and electronic media; (b) soliciting patients, surgeons or staff associated with the affiliated practice; and (c) soliciting any referrals from any physician who referred one or more patients to the affiliated practice within three years prior to the date of such termination.

        Pursuant to these business services agreements, we must pay the operating expenses of the Centers and we are reimbursed by the affiliated practice. To the extent a Center's operating expenses exceed revenues, we must pay the excess but the affiliated practice will be obligated to repay us, with interest, out of future revenues. The obligation of the Center to repay these advances will not be securitized or prioritized and will not have a definite maturity date.

        Under the business services agreements, the affiliated surgeons maintain full control and ownership of the affiliated practices, determine which clinical personnel will be employed by the affiliated practices and establish their own practice standards to promote quality plastic surgery care. We do not engage in the practice of medicine. Each affiliated surgeon is responsible for the compliance of his or her affiliated practice with state and local regulations, licensing and certification requirements applicable to the practice of plastic surgery.

        Employment Agreements. Each affiliated surgeon who is an equity holder in an affiliated practice or who provides plastic surgery services through an affiliated practice an average of more than ten days a month either at the time of execution of the business services agreement or any time thereafter is required to execute an employment agreement with the affiliated practice. Each employment agreement generally provides that the affiliated surgeon will perform professional services for the affiliated practice over a period of 5 years, with automatic renewal for additional one-year terms. After the expiration of the initial term, either the affiliated practice or the affiliated surgeon may terminate the employment agreement at any time without cause by giving ninety days' prior written notice. Each affiliated surgeon's compensation is a percentage of the net cash collected by the affiliated practice after the payment of the service fee and all operating expenses of the affiliated practice, with such percentage to be determined by the affiliated practice. The affiliated surgeon agrees that upon termination or expiration of the employment agreement, he or she will not compete for a period of two years in the market in which the Center operates, will not solicit former patients of the Center, will not solicit referrals from any physician who referred one or more patients to the affiliated surgeon or the Center within the two years prior to the termination, and will limit the methods of advertising in the area in which any Center is located.

SERVICES AND OPERATIONS

        We make available support and services to the Centers, including administrative and back office functions, purchasing, marketing, training and patient education programs. We offer to the affiliated surgeon a variety of operating procedures and systems designed to improve the productivity and increase the revenue of each Center and to achieve economies of scale, such as:

        - national group purchasing contracts for medical and office supplies and equipment, implants and pharmaceuticals;

        -       centralized payroll processing and employee benefits packages;

        - appropriate credit and collection policies to accommodate specific needs of the target market of each affiliated practice;

        - patient flow and work flow enhancements from physical improvements in design of facilities to increase the number of patients seen and the productivity of the affiliated surgeon; and

        - promotional programs to include newsletters, direct mail, seminars and patient financing to expand the Affiliated Surgeon's patient base.

        We institute operating efficiencies and economies on a per market or per Center basis after thorough analysis, including review of work flow, patient flow, aged accounts receivable history, facilities, employee work load and productivity, and employee and patient satisfaction.

        Pursuant to our strategy to revise the business structure of the arrangements with the founding practices, we plan to generally manage all of the operations of the Centers.

GOVERNMENT REGULATION

        Overview. The health care industry is highly regulated, and there can be no assurance that the regulatory environment in which we operate will not change significantly and adversely in the future. In general, regulation of health care providers and companies is increasing.

        Every state imposes licensing requirements on medical doctors and on their facilities and services. In addition, many states require regulatory approval, including certificates of need, before establishing certain types of health care facilities, offering certain services or making expenditures in excess of statutory thresholds for health care equipment, facilities, or programs. The execution of a business services agreement with an affiliated practice currently does not require any health care regulatory approval on our part or on the part of the affiliated practice. However, in connection with the expansion of existing operations and the entry into new markets, we and our affiliated surgeons may become subject to additional regulation.

        Health Care Regulations. Federal and state laws regulate the health care industry, the relationships between practice management companies such as us and physicians, and the relationships among physicians and other providers of health care services.

        Corporate Practice of Medicine. The laws of many states prohibit corporations and other entities that are not owned entirely by medical doctors from employing medical doctors, having control over clinical decisions, or engaging in other activities deemed to constitute the corporate practice of medicine. We will contract with professional associations, which will be owned by one or more medical doctors and which in turn will employ or contract with physicians and other health care providers to provide professional services. We will perform only non-professional services, will not represent to the public that we provide medical services, and will not exercise influence or control over the medical doctors employed by the professional associations. The business services agreements and consulting agreements specifically provide that all decisions required by law to be made by licensed physicians or other licensed professionals shall be made by those individuals. While certain shareholders of managed professional corporations that practice medicine may also be involved in company management, they act independently when making decisions on behalf of their professional corporations and we will have no right, and will not attempt to exercise any right, to control those decisions.

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

        The several laws described above have civil and criminal penalties and have been subject to judicial and regulatory interpretation. They are enforced by regulatory agencies vested with broad discretion in interpreting them. Our agreements and proposed activities have not been examined by federal or state authorities under these laws and regulations. Currently, we are not a separate provider of Medicare or state health program reimbursed services. Although we believe that our operations and those of our affiliated practices will be conducted so as to comply with all of the foregoing laws, there can be no assurance that these operations will not be successfully challenged as violative of one or more such laws. In addition, these laws and their interpretation vary from state to state. The regulatory framework of certain jurisdictions may limit our expansion into, or ability to continue operations within, such jurisdictions if we are unable to modify our operational structure to conform with such regulatory framework. Any limitation on our ability to expand could have an adverse effect on us.

        Impact of Healthcare Reform. The United States Congress has considered various healthcare reform proposals, including comprehensive revisions to the current healthcare system. It is uncertain what legislative proposals will be adopted in the future or what actions federal or state legislatures or third-party payors may take in anticipation of or in response to any healthcare reform proposals or legislation. Changes in the healthcare industry, such as the growth of managed care organizations or provider networks, may result in lower payment levels for the services of the affiliated surgeons and lower revenues for us.

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

COMPETITION

        There are several companies that affiliate with physicians in the area of plastic surgery, and we realize that additional entities may enter this market. We intend to capitalize on the reputations and relationships of the founding practices and their affiliated surgeons to assist us in identifying potential sites for the development of new Centers.

        The business of providing plastic surgery services is highly competitive in each market in which the Centers operate. The Centers compete with other plastic surgeons that maintain single offices or operate a single satellite office, as well as with plastic surgeons that maintain group practices or operate in multiple offices. The Centers also compete with general surgeons and dermatologists and ophthalmologists who provide certain plastic surgery services. The provision of plastic surgery services by such general practitioners and dermatologists has increased in recent years.

EMPLOYEES

        As of March 26, 2001, we had 165 employees. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good. We do not employ the affiliated surgeons.

INTELLECTUAL PROPERTY

        We have applied for federal registration of the service mark "Personal Image Center." We intend to implement a brand awareness program through our marketing and advertising campaigns in order to associate the name Personal Image Center with a reputation for nationwide quality plastic surgery care.

INSURANCE

We maintain general liability and professional liability insurance for ourselves and, where permitted by applicable law and insurers, are named as an additional insured under the policies of the affiliated practices. There can be no assurance that any claims against us or any of the affiliated practices will not be successful, or if successful, will not exceed the limits of available insurance coverage or that such coverage will continue to be available at acceptable rates. The affiliated surgeons purchase and maintain their own malpractice liability insurance coverage.

ITEM 2.  PROPERTIES.

        We lease approximately 6,500 square feet of office space in Santa Barbara, California for our headquarters. In addition, we lease approximately 7,800 square feet of office and surgery center space for our Personal Image Center in Ft. Lauderdale, Florida and 2,700 square feet of office and surgery center space for our Personal Image Center in Raleigh, North Carolina.


ITEM 3.  LEGAL PROCEEDINGS.

        As of December 31, 2000, we are not a party to any litigation that if adversely determined would have a material adverse effect on our operations. Many of the founding Centers and some owned Centers have pending litigation arising in the ordinary course of business. If we acquired the stock of a Center in a stock purchase or merger transaction, we assume the liabilities of the Center, including litigation, prior to the transaction. We intend to vigorously defend any and all litigation. We maintain general liability insurance for us and on behalf of our affiliated Centers and where permitted by applicable law and insurers, we will be named as an additional insured under the policies of the affiliated Centers. The affiliated surgeons maintain professional liability insurance covering the delivery of health services. Also, we are indemnified under the business services agreements for liabilities we incur as a result of the performance of medical services by affiliated surgeons. Successful malpractice claims against affiliated Centers could have a material adverse effect on our profitability. Although we believe we have adequate liability insurance coverage, there can be no assurance that a pending or future claim or claims will not be successful or, if successful, will not exceed the limits of available insurance coverage. There can also be no assurance that coverage will continue to be available at acceptable costs and on favorable terms.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

NONE.


ITEM 5.  MARKET FOR REGISTRANT'S CAPITAL STOCK AND RELATED STOCKHOLDER MATTERS.

        (a) Our stock is traded on The American Stock Exchange under the symbol "PSU". The high and low prices of the stock as reported on The American Stock Exchange for each quarter of our fiscal year 2000 and for our fourth quarter or our fiscal year 1999 are shown below:

                                                 High         Low
                                                ------       ------
First Quarter 2000                              $8.000       $3.375
Second Quarter 2000                             $4.500       $2.500
Third Quarter 2000                              $3.750       $2.188
Fourth Quarter 2000                             $3.750       $1.500
First Quarter 2001 (through March 26, 2001)     $5.400       $1.750


                                                 High         Low
                                                ------       ------
Fourth Quarter 1999                             $8.375       $6.250

        At March 26, 2001, the last reported sale price of our stock was $2.75 per share and there were approximately 119 record holders.

        We have not declared any dividends or made any distributions to shareholders except for the payment of $6.1 million cash and note consideration to 17 initial affiliated practices that were accounted for under Staff Accounting Bulletin 48 "Transfer of Nonmonetary Assets by Promoters and Shareholders" ("SAB 48"). The shareholders of these founding practices were considered promoters. We expect to retain future earnings for the growth and development of our business and do not anticipate any dividends being declared or paid for the foreseeable future.

        (b) Pursuant to the registration statement on Form S-1 that became effective on December 2, 1999, we offered and sold 1,400,000 shares of stock in our initial public offering for an aggregate offering price of $11,200,000. The amount of expenses we incurred in connection with the issuance and distribution of the stock in our initial public offering was (1) $1,120,000 for underwriting discounts and commissions, and (2) approximately $1,547,000 for legal, accounting, printing, filing fees and miscellaneous costs. We have used the remaining net proceeds of $8,533,000 to pay the cash portion of the consideration to the affiliated practices, to service the debt payments of the notes issued as consideration to the affiliated practices, to repay indebtedness assumed from certain affiliated practices and to pay certain accrued liabilities and for working capital. We did not use any of the proceeds for the funding of our operations during 2000.

        (c) On December 15, 2000 we issued warrants to purchase 405,154 shares of our common stock to Pacific Mezzanine Fund, L.P., as part of the consideration for a $1,500,000 loan. The warrants have an exercise price of $2.50 and are exercisable for a ten year period. In connection with the issuance of these warrants, we relied on the exemption set forth in Section 4(2) of the 1933 Act regarding non-public offerings. No underwriter was engaged in connection with the issuance of the warrants.

        (d) On December 18, 2000, we issued to the shareholders of the Florida Center for Cosmetic Surgery, Inc., 406,075 shares of our common stock, along with notes totaling $5,100,000, for the purchase all of the issued and outstanding stock of the Florida Center for Cosmetic Surgery. In connection with this offering, we relied on the exemption set forth in section 4(2) of the 1933 Act regarding non-public offerings. No underwriter was engaged in connection with this sale.

ITEM 6.  SELECTED FINANCIAL DATA.

        The following financial information for the years ended December 31, 1998, 1999 and 2000 is derived from our audited financial statements. No significant operations occurred until our initial public offering on December 15, 1999.

                                                          FOR THE            FOR THE            FOR THE
                                                         YEAR ENDED         YEAR ENDED         YEAR ENDED
                                                        DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
                                                            2000               1999               1998
                                                        ------------       ------------       ------------
Revenues
  Practice reimbursements ........................      $ 23,889,595       $  1,266,555       $          -
  Management fees ................................         5,166,683            160,140                  -
  Cosmetic procedures ............................           580,703                  -                  -
                                                        ------------       ------------       ------------
  Net revenues ...................................        29,636,981          1,426,695                  -
Direct expenses:
  Salaries, wages, and benefits ..................         7,371,629            468,367                  -
  Cost of procedures .............................           196,268                  -                  -
  Medical supplies ...............................         4,156,601            187,470                  -
  Advertising ....................................         3,518,211            113,272                  -
  Rent ...........................................         2,169,039            110,664                  -
                                                        ------------       ------------       ------------
     Total direct expenses .......................        17,411,748            879,773                  -
Salaries, wages and benefits .....................         1,549,282          7,224,936          2,181,990
General operating expenses .......................         8,339,569          2,838,826          1,021,961
Depreciation and amortization ....................         1,005,235            183,094              6,548
Provision for doubtful accounts ..................           175,025                  -                  -
                                                        ------------       ------------       ------------

  Total operating expenses .......................        28,480,859         11,126,629          3,210,499
                                                        ------------       ------------       ------------
Operating income (loss) ..........................         1,156,122         (9,699,934)        (3,210,499)
  Other income ...................................            29,456              6,126              7,623
  Interest expense ...............................          (470,854)                 -                  -
  Amortization of debt discount expense ..........           (75,000)                 -                  -
                                                        ------------       ------------       ------------

Income (loss) before provision for income taxes...           639,724         (9,693,808)        (3,202,876)
  Provision for income taxes .....................            19,531                  -                  -
                                                        ------------       ------------       ------------
Net Income (loss) ................................      $    620,193       $ (9,693,808)      $ (3,202,876)
                                                        ============       ============       ============
Basic net income (loss) per share ................      $       0.14       $     (44.26)      $    (188.40)
                                                        ============       ============       ============
Weighted average basic shares outstanding ........         4,524,000            219,000             17,000
                                                        ============       ============       ============
Diluted net income (loss) per share ..............      $       0.13       $     (44.26)      $    (188.40)
                                                        ============       ============       ============
Weighted average diluted shares outstanding ......         4,666,000            219,000             17,000
                                                        ============       ============       ============


                                                                    AS OF DECEMBER 31,
                                                    --------------------------------------------------
                                                        2000               1999               1998
                                                    ------------       ------------       ------------
BALANCE SHEET DATA:
  Cash and cash equivalents, including
    restricted cash of $118,048 at
    December 31, 2000 ........................      $    274,425       $    842,307       $    402,860
  Working capital deficit ....................      $ (2,332,607)      $ (3,436,594)      $ (1,348,094)
  Total assets ...............................      $ 18,557,906       $ 11,302,201       $    440,099
  Total long-term liabilities ................      $ 10,263,357       $  4,203,565                 --
  Total shareholders' equity (deficit) .......      $  4,814,222       $  2,659,595       $ (1,310,855)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        You should read the following discussion and analysis in conjunction with the accompanying financial statements and related notes. No significant operations occurred until our initial public offering on December 15, 1999, and, accordingly, our historical results of operations and period to period comparisons may not be meaningful or indicative of future results.

OVERVIEW

        We acquire, develop and manage elective cosmetic and laser surgery centers. We operate outside of the managed care market and provide private pay, fee-for-service cosmetic surgery and laser procedures through our retail network of surgery centers (the "Centers"). These services include cosmetic surgery, cosmetic laser skin treatments and physician-directed skin care all under the national umbrella of Personal Image Centers. We offer an extraordinary "one-stop-shop" for all cosmetic surgery and laser procedures in the elective care segment of healthcare. We currently own and/or manage 25 Centers located throughout the United States and Canada.

        Under our business services agreements we earn revenue from providing services and facilities to affiliated practices at Centers on a monthly basis as each affiliated practice collects its cash. The agreements provide that each affiliated practice will pay our fees based on a percentage of the net cash collected by that affiliated practice. Our revenue consists of the sum of the service fee and amounts equal to the operating expenses of the affiliated practice assumed by us under the business services agreements. The operating expenses of the affiliated practice that are our responsibility and that we are legally obligated to pay include the following:

        - salaries, benefits, payroll taxes, workers compensation, health insurance and other benefit plans, and other direct expenses of non-medical employees that are our employees located at the Centers;

        - direct costs of all employees or consultants that provide services to each of the Centers;

        -       medical and office supplies;

        - lease or rent payments, utilities, telephone and maintenance expenses for the Center's facilities;

        -       property taxes on our assets located at the Centers;

        - property, casualty and liability insurance premiums, excluding malpractice insurance, is the responsibility of the affiliated practice;

        -       surgeon recruiting expenses; and

        - advertising and expenses attributable to the promotion of the Centers.

        We assume all of these expenses and pay the third-party provider of the goods and services.

        The affiliated practices pay for any and all direct employment expenses, including benefits, for any surgeon or other employee that we are prohibited from employing by applicable law. In addition, the affiliated practices retain responsibility for the payment of expenses for continuing education, seminars, professional licenses, professional membership dues and malpractice insurance and all other expenses of any surgeon.

RESULTS OF OPERATIONS

        Net Revenues. Net revenues consists of management fees and affiliate costs that must be reimbursed by us and to a lesser extent revenue from procedures performed at the Florida Center for Cosmetic Surgery. Revenues for the year ended December 31, 2000 were $29,636,981 as compared to $1,426,695 in the same period in the prior year. Revenues increased by $28,210,286 or 1,977%. The increase in the current year is a result of a full year's revenue in 2000 from management fees and growth in the affiliated practices' revenue and reimbursable expenses. As we conducted no operations and earned no revenue prior to the closing of our initial public offering, 1999 revenues reported include only the revenue generated from operations during the period from December 16, 1999 to December 31, 1999.

        Direct Expenses. Direct expenses consist of operating room costs at the Centers and the reimbursable expenses paid by us for the affiliated practices for salaries, wages and benefits, medical supplies, advertising and rent, paid as part of providing plastic surgery procedures in their facilities. Direct expenses for the year ended December 31, 2000 were $17,411,748 as compared to $879,773 for the period from December 16, 1999 to December 31, 1999.

        Salaries, Wages and Benefits. Salaries, wages and benefits consist of salaries, wages and benefits paid to all employees at corporate and the Centers. Salaries, wages and benefits for the years ended December 31, 2000 and 1999 were

$8,920,911 and $7,693,303, respectively, an increase of 16%. Of the expenses incurred for the year ended December 31, 1999, approximately 81%, or $5,831,353, was recorded as a result of the issuance of warrants in May and December of 1999. Approximately 4%, or $273,560, was related to consultants and the remaining 15%, or $1,109,745, was related to employee salaries, wages and benefits. The 2000 expenses represent a full year of operations.

        General Operating Expenses. General operating expenses consist primarily of administrative operating costs, non-rent facility costs, professional fees and overhead costs incurred by the corporate office, the Centers and reimbursed by the affiliated practices. General operating expenses for the years ended December 31, 2000 and 1999 were $8,339,569 in 2000 and $2,838,826, respectively, an increase of 194%. Of the expenses paid for the year ended December 31, 1999, approximately $1,624,000, was recorded as a result of impairment of certain intangible assets originally recorded in May 1999. Of the remaining $1,214,826 of general operating expense, $386,782 was general operating costs incurred by the affiliated Centers, and $828,044 was legal and accounting, travel and general costs of operations. General operating expenses for 1999 included significant expenditures in preparation for the initial public offering. The 2000 expenses represent a full year of operations.

        Depreciation and Amortization. Depreciation expenses consist of depreciation of corporate assets and depreciation of the assets we acquired from the affiliated practices. Amortization expenses consist of amortization of goodwill from the affiliated Centers, intangible assets recorded as a result of our acquisition in May 1999 of the rights to negotiate business development agreements with plastic surgery Centers and goodwill related to the acquisition of our Personal Image Centers in Ft. Lauderdale and Raleigh. Depreciation and amortization for the years ended December 31, 2000 and 1999 were $1,005,235 and $183,094, respectively, an increase of 449%. Depreciation of corporate assets for the year ended December 31, 2000 was approximately $138,000, for affiliated Centers was approximately $167,000. Amortization of corporate assets for the year ended December 31, 2000 was approximately $700,000.

        Interest Expense. Interest expense consists of the interest portion of note payments to the affiliated practices, interest on notes payable to consultants and employees, and interest on our credit lines. Interest expense for the years ended December 31, 2000 and 1999 were $545,854 and $0, respectively.

        Provision for income taxes. The provision for income taxes was recorded as a result of income generated in states without net operating loss carry forwards. No provision for federal taxes was recorded in the current year, while we recorded a provision of $19,531 for state taxes. A valuation allowance has been recorded against the deferred assets.

LIQUIDITY AND CAPITAL RESOURCES

        Development and acquisition costs, capital expenditures and working capital requirements will be financed by cash generated through operations, borrowings and the issuance of notes and common stock. As of December 31, 2000 and 1999, the Company had $274,425 and $842,307 in cash and cash equivalents, respectively, including restricted cash of $118,048 at December 31, 2000.

        Total Assets. Total assets include assets at our corporate office as well as assets acquired at the IPO from the affiliated practices and the acquisition of Centers in Raleigh, North Carolina and Ft. Lauderdale, Florida. Total assets increased to $18,557,906 in 2000 from $11,302,201 in 1999, an increase of $7,255,705. The majority of the increase is the result of $6,905,752 of goodwill recorded which resulted from current year acquisitions.

        Working Capital. The working capital deficit is $2,332,607 at December 31, 2000 compared to $3,436,594 at the end of the prior year. The decrease in the working capital deficit is primarily a result of accrued consulting and payroll expenses that were converted into long-term notes.

        Cash flows from operating activities were $426,238, ($1,479,971) and ($1,018,255) during 2000, 1999 and 1998, respectively. The increase in 2000 as compared to 1999 and 1998 is a result of the lack of income from operations, during 1999 and 1998. Operations began on December 15, 1999. During 2000 cash flows from operating activities were favorably impacted by net income of $620,193, including $1,005,235 of depreciation and amortization expenses. Since 2000 was the first full year of operations, the Company experienced significant fluctuation in its operating accounts, which decreased cash flow from operations by a net $1,451,057. These fluctuations are not expected to continue.

        Net cash used in investing activities for the years ended December 31, 2000, 1999 and 1998 was $1,244,754, $3,539,936 and $26,036, respectively. The majority of the net cash used in investing activities in the year ended December 31, 2000 was cash paid for the acquisition of the Florida Center for Cosmetic Surgery. The majority of the net cash used in investing activities in the year ended December 31, 1999 was for payments to affiliated practices for the cash portion of their acquisition.

        Net cash provided by financing activities for the years ended December 31, 2000, 1999 and 1998 was $250,634, $5,459,354 and $1,263,000, respectively.
The majority of the net cash provided by financing activities for the year ended December 31, 2000, was proceeds from debt financing for the acquisition of the Florida Center for Cosmetic Surgery. These proceeds from debt financing were offset by payments of related party debt. The net cash provided by financing activities for the year ended December 31, 1999 resulted from proceeds from the sale of warrants and the net proceeds from our initial public offering less dividends paid to shareholders of affiliated practices as part of the SAB 48 merger at the IPO.

        Debt and Leases. On December 15, 2000, we entered into a credit agreement with a mezzanine lender to provide a 5-year, $1,500,000 loan, with an interest rate of 14%. The loan is secured by security interests in our assets, which include accounts receivable, Management Agreements and capital stock.

        Consistent with the purchase agreement for the Florida Center for Cosmetic Surgery the Company entered into two notes for $4,100,000 and $1,000,000. The $4,100,000 note is secured by the stock of the Florida Center for Cosmetic Surgery and requires interest only payment at 9 percent with the principal balance due on January 1, 2002 or at the closing of a financing event with proceeds in excess of $4,000,000. The use of cash generated from the operations of the Florida Center for Cosmetic Surgery is restricted until the secured note is paid in full. The $1,000,000 note is unsecured and is payable based on a 10 year amortization with the remaining principal due January of 2004.

        In May 2000, we entered into a facility lease agreement for the corporate headquarters with aggregate minimum lease payments of approximately $860,000 through May 2007. In October 2000 we assumed a six-year lease for the Center in Raleigh with aggregate minimum lease payments of $360,000 through July 2006. In December 2000 in connection with the acquisition of The Florida Center for Cosmetic Surgery, we assumed a four-year lease for the Personal Image Center in Ft. Lauderdale with aggregate minimum lease payments of $555,000 through July 2005.

        Equity. Pursuant to the Registration Statement on Form S-1 that became effective on December 2, 1999, we offered and sold 1,400,000 shares of stock in our initial public offering for an aggregate offering price of $11,200,000. As of December 31, 1999, the amount of expenses we incurred in connection with the issuance and distribution of the stock in our initial public offering was (1) $1,120,000 for underwriting discounts and commissions, and (2) approximately $1,547,000 for legal, accounting, printing, filing fees and miscellaneous costs. We have used the remaining net proceeds of $8,533,000 to pay the cash portion of the consideration to the affiliated practices, to service the debt payments of the notes issued as consideration to the affiliated practices, to repay indebtedness assumed from certain affiliated practices and to pay certain accrued liabilities and for working capital.

        Prior to our initial public offering, we financed our start-up costs primarily through private sales of our securities. Our lack of operating history resulted in our inability to obtain bridge financing and required us to raise funds through the issuance of warrants. On May 13, 1999, we sold 1,390,204 warrants to existing shareholders for $0.50 per warrant. The warrants have an exercise price of $2.50 and were fully vested on the date of issuance. We recorded the excess of the fair value of the warrants over amounts paid of approximately $9.3 million as a charge to additional paid-in capital because the warrants were a cost of raising funds for our operations. We received cash proceeds of approximately $304,000 and the release of liabilities associated with accrued compensation of approximately $391,000 as payment for the $0.50 purchase price of the warrants. The non-cash proceeds from the offering were used to offset accrued compensation of approximately $391,000 and the cash proceeds of approximately $304,000 were used to fund our operating expenses, primarily rent and related expenses, travel, advertising, development and professional services.

        Going Concern. The Company has incurred losses from operations in two of the last three years. As of December 31, 2000, the Company had a working capital deficit of $2,332,607 that raises substantial doubt about its ability to continue as a going concern. The Company had an overall net cash outflow of $567,882 for the year ended December 31, 2000 and incurred a net loss of $300,391 for the quarter ended December 31, 2000. In addition, all cash acquired and generated through the Florida Center for Cosmetic Surgery is restricted until the Company pays a $4,100,000 debt obligation due to the sellers of the Florida Center for Cosmetic Surgery. Further, the Company must make this debt payment of $4,100,000 on January 1, 2002. Availability under the Company's line of credit is limited. At December 31, 1999, the Company had $250,000 available out of a maximum of $250,000 under the facility.

        Management's plans in regard to these items include the following:

        - The Company is currently seeking to raise an additional $6,000,000 to $8,000,000 via a private placement of its common stock

        -       The Company has reduced portions of its fixed overhead expenses

        - In January 2001, the Company converted $154,000 of current accrued expenses into 60,000 shares of the Company's common stock (see Note 14)

        - Management is working with a related party debt holder to convert portions of amounts due to Company common stock

        - Management intends to focus additional efforts toward developing and growing its Company owned surgery centers, which have yielded positive cash flows since acquisition


        -       Management intends to acquire or open additional surgery centers

        There are no assurances that Management will be able to successfully complete its private placement of common stock or that the ultimate amounts raised will meet the Company's cash flow needs and be sufficient to fund the Company's operations through 2001. In addition, there is no assurance that the Company will be able to successfully convert additional debt into common stock and reduce its current liabilities. Further, there is no assurance that the Company will be able to successfully develop and grow its affiliated practices or acquire or open new Centers. The failure of the Company to successfully achieve one or all of the above items may have a material impact on the Company's financial position and results of operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NEW ACCOUNTING PRONOUNCEMENTS

        In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In accordance with SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," the Company delayed the implementation of SFAS No. 133, as amended by SFAS
138. The standard is effective January 1, 2001 and management does not expect the adoption of the standard to have a significant impact on the financial position or results of operations of the Company.

        In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" summarizing the SEC's views in applying generally accepted accounting principles to various revenue recognition issues. Management believes that its revenue recognition practices are in conformity with SAB No. 101.

In April 2000, the FASB issued FASB Interpretation No. 44 ("FIN No. 44"), "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB No. 25". The Company has adopted the provisions of FIN No. 44, and such adoption did not materially impact the Company's results of operations.

In September 2000 the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Asset and Extinguishment of Liabilities, a replacement of SFAS N. 125. "The standard is effective in 2001 and management does not expect adoption of the standard to have a material effect on the Company's financial position or results of operations.

SEASONALITY AND SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company has historically experienced and expects to continue to experience some seasonal fluctuation in its net sales, operating income and net income. A greater amount of the Company's net sales and operating and net income is generally realized during the first and second quarter. The results of operations are also effected by opening new centers and the closing or unwinding of existing centers.

The following tables set forth certain unaudited results of operations for each quarter during 1999 and 2000. The unaudited information has been prepared on the same basis as the audited financial statements appearing elsewhere in this report and includes all adjustments, which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of the results to be attained for any future period.

                                                   First           Second            Third           Fourth
Fiscal Year 2000                                  Quarter          Quarter          Quarter          Quarter
                                                -----------      -----------      -----------      -----------

Net revenues                                    $ 7,638,518      $ 7,862,789      $ 6,957,966      $ 7,177,708
Operating margin                                $   513,694      $   498,387      $   292,608      $  (148,567)
Net income (loss) after taxes                   $   365,297      $   373,066      $   182,220      $  (300,390)

Basic net income (loss) per share               $      0.08      $      0.08      $      0.04      $     (0.07)
                                                ===========      ===========      ===========      ===========
Weighted average basic shares outstanding         4,553,708        4,553,708        4,533,677        4,456,000
                                                ===========      ===========      ===========      ===========
Diluted net income (loss) per share             $      0.08      $      0.08      $      0.04      $     (0.07)
                                                ===========      ===========      ===========      ===========
Weighted average diluted shares outstanding       4,865,061        4,711,776        4,632,193        4,456,000
                                                ===========      ===========      ===========      ===========

                                                   First           Second            Third           Fourth
Fiscal Year 1999                                  Quarter          Quarter          Quarter          Quarter
                                                -----------      -----------      -----------      -----------
Net revenues                                    $        --      $        --      $        --      $ 1,426,695
Operating margin                                $  (442,267)     $(2,255,278)     $  (509,439)     $(6,492,950)
Net (loss) after taxes                          $  (438,491)     $(2,253,136)     $  (509,230)     $(6,492,951)

Basic net (loss) per share                      $    (22.77)     $   (100.26)     $    (19.93)     $    (29.65)
                                                ===========      ===========      ===========      ===========
Weighted average basic shares outstanding            19,258           22,474           25,548          218,978
                                                ===========      ===========      ===========      ===========
Diluted net (loss) per share                    $    (22.77)     $   (100.26)     $    (19.93)     $    (29.65)
                                                ===========      ===========      ===========      ===========
Weighted average diluted shares outstanding          19,258           22,474           25,548          218,978
                                                ===========      ===========      ===========      ===========

FACTORS AFFECTING FUTURE PERFORMANCE

        OUR COMBINED OPERATING HISTORY IS LIMITED SO THERE IS LIMITED HISTORICAL INFORMATION ON WHICH TO EVALUATE OUR COMBINED BUSINESS.

        We did not conduct any operations or generate any revenues until the completion of our initial public offering and the acquisition of 25 founding practices in December 1999. Prior to that, each of the founding practices operated as a separate, independent entity. The combined historical financial results of the founding practices cover periods when each practice operated separately and may not be indicative of our future financial results.

        OUR SUCCESS DEPENDS ON THE CONTINUED EFFECTIVE PERFORMANCE OF OUR AFFILIATED SURGEONS.

        Under our business services agreements, our revenue depends on the revenue generated by each of our affiliated practices. The success of each of the affiliated practices essentially depends on the affiliated surgeons. Therefore, the effective and continued performance of the affiliated surgeons is essential to our long-term success. The failure of any of the affiliated surgeons to complete or renew their employment agreements could result in a decline in revenues. Any loss of revenue by the affiliated practices would have an adverse effect on our business.

        WE HAVE INCURRED SUBSTANTIAL DEBT AND MAY NOT BE ABLE TO MEET OUR WORKING CAPITAL REQUIREMENTS AND DEBT SERVICE OBLIGATIONS.

        We incurred a significant amount of indebtedness in connection with the acquisition of the operating assets of the founding practices and in connection with our recent acquisition of the Florida Center for Cosmetic Surgery. We may incur additional debt in the future to acquire additional plastic surgery practices. A substantial portion of our cash flow from operations must be used to service our debt. In addition, based upon the terms of our acquisition agreement with the Florida Center for Cosmetic Surgery, we are restricted from using the cash generated from the operations of the Florida Center for Cosmetic Surgery until our debt obligation is paid in full. In addition, our level of indebtedness may limit our ability to obtain additional financing in the future. Our ability to service our debt and satisfy other obligations depends on our future operating performance. Although we believe that our cash flow from operations is sufficient to fund our ongoing operations, if we do not generate sufficient cash flow to meet our obligations, then we may need to sell additional equity or debt securities or obtain a credit facility.

        OUR ABILITY TO FUND OUR ACQUISITION STRATEGY WILL BE SIGNIFICANTLY LIMITED IF WE CANNOT OBTAIN ADDITIONAL FINANCING.

        To continue our strategy of acquiring additional medical practices, we need substantial capital, which we may not be able to obtain. We recently secured a $1.5 million credit facility from the Pacific Mezzanine Fund, L.P., but we cannot guaranty that this credit facility will be sufficient and we may need additional credit facilities to fund our future capital requirements. We may not be able to obtain additional required capital on satisfactory terms, if at all. If we are unable to obtain additional capital on acceptable terms, our ability to achieve our acquisition goals will be significantly limited which could adversely affect our business.

        OUR SUCCESS DEPENDS ON OUR ABILITY TO IMPLEMENT OUR ACQUISITION
        STRATEGY.

        In pursing acquisition candidates we may compete with companies that have greater resources than we have. We may not be able to identify acquisition candidates or consummate planned acquisitions on favorable terms, or at all. If a planned acquisition fails to occur, our quarterly results could be adversely affected. In addition, increased competition for acquisition candidates may result in increased purchase prices and fewer suitable candidates for acquisition. If we are unable to consummate future acquisitions, we may not be able to expand our network of affiliated surgeons.

        WE MUST EFFECTIVELY INTEGRATE OUR ACQUIRED PRACTICES TO BE SUCCESSFUL.

        The integration of acquired practices into our network is a difficult, costly and time-consuming process. This process may place strains on our management, operation and systems. There may also be substantial unanticipated costs or delays in connection with this integration. In addition, we must attract and retain additional management personnel to successfully integrate the new practices, which we may not be able to do. Any failure or delay in successfully integrating the new practices may cause our revenues to decline and our associated integration expenses to increase.

        WE ASSUME CERTAIN LIABILITIES IN CONNECTION WITH OUR ACQUISITIONS THAT COULD ADVERSELY IMPACT OUR FINANCIAL CONDITION.

        Although we are indemnified by the affiliated practices for assumed liabilities, any payments of indemnification amounts could reduce the revenues available to pay operating expenses.

        A SUCCESSFUL MALPRACTICE CLAIM COULD EXCEED OUR INSURANCE LIMITS. OUR PLASTIC SURGEONS MAY BE EXPOSED TO PROFESSIONAL LIABILITY AND OTHER CLAIMS FOR THE PROCEDURES THAT THEY PERFORM.

        Some of these claims may be substantial and require significant defense costs. Any successful suit involving us or our surgeons could result in a large damage award that may exceed the limits of our insurance coverage. Although we do not perform plastic surgery procedures, we could become subject to liability because we provide management services to the practices. While we believe that we have adequate insurance coverage, it is possible that our coverage is insufficient to cover losses. It is also possible that coverage may not continue to be available on satisfactory terms. Successful malpractice claims could adversely effect a on our business, financial condition and results of operations.

        WE MAY BE REQUIRED TO LOAN FUNDS TO OUR AFFILIATED PRACTICES AT A TIME WHEN FUNDS ARE NOT AVAILABLE.

        If our affiliated practices do not generate sufficient revenue to cover their operating expenses, our business services agreements require us to fund the excess operating expenses. The amount that we must pay is unlimited. If we are obligated to pay excess operating expenses and sufficient funds are not available to do so, we would be in breach of our business services agreement. This would give the affiliated practice the right to terminate its agreement with us. If we fund the excess operating expenses, the affiliated practice is obligated to repay the excess with interest. However, there is no guarantee that a practice will generate sufficient revenue to repay all or a part of its obligation.

        A DETERMINATION THAT THE NON-COMPETITION AGREEMENTS WITH OUR AFFILIATED SURGEONS ARE NOT ENFORCEABLE COULD HAVE AN ADVERSE IMPACT ON OUR BUSINESS.

        Our business services agreements with the affiliated practices require the affiliated practices to enter into employment agreements with surgeons. These employment agreements contain non-competition agreements that generally limit a surgeon's ability to compete with the affiliated practice for a period after employment within a specified geographic area. Although the laws of each state differ concerning the enforcement of such covenants, generally states will enforce a covenant if it is necessary to protect a legitimate business interest and is reasonable in both duration and geographic scope. A notable exception is California in which these types of agreements are generally unenforceable. There is little judicial authority regarding whether a business services agreement is the sort of protectable business interest that would permit us to enforce these covenants or to require the affiliated practices to enforce these covenants against surgeons formerly employed by the practice. Since the intangible value of the business services agreement depends on the ability of the affiliated practices to preserve their business, which could be harmed if former surgeons went into competition with the practice, a determination that the covenants not to compete are unenforceable could have an adverse impact on our business.

        WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AGAINST OTHER COMPETITORS WITH GREATER FINANCIAL AND OTHER RESOURCES, OR LOWER-COST PROVIDERS, WHICH WOULD ADVERSELY IMPACT OUR BUSINESS.

        Our competitors include national and regional providers of management services that may have greater financial or other resources or otherwise enjoy competitive advantages that would make it difficult for us to compete with them or acquire additional practices. In addition, our practices may compete in local markets with surgeons that perform the services traditionally performed by plastic surgeons at a lower price than our affiliated surgeons. If the number of procedures performed by our plastic surgeons or the fees they charge for such procedures decreases, our financial results could be adversely affected.

        GOVERNMENTAL REGULATION MAY HAVE A DETRIMENTAL EFFECT ON OUR REVENUES.

        The medical industry and plastic surgery practices are regulated extensively at the state and federal levels. Review of our business relationships by regulatory authorities or the courts or changes in regulation may result in determinations that could adversely affect the amount of service fees that we receive from our affiliated practices and negatively affect our earnings. Certain states prohibit non-medical entities from practicing, owning all or a part of a medical practice, employing physicians or controlling the content of a physician's advertisements. Certain states also prohibit physicians from paying a portion of fees received for medical services in consideration for the referral of a patient or from paying a percentage of revenue to non-physicians. In addition, many states impose limits on the procedures that may be delegated by a plastic surgeon to other staff members. These laws and their interpretations vary from state to state and our business services agreements may be successfully challenged. Enforceability of certain provisions could be limited and prevent us from receiving service fees. These types of changes could restrict our operations in those states or prevent us from affiliating with plastic surgery practices in those states. In addition, the laws and regulations of states in which affiliated practices presently operate may change or be interpreted in the future to either restrict or adversely affect our agreements with affiliated practices in those states. Currently, the majority of our business services agreements with founding practices provide for service fees based on 15% of net cash collections. If changes in these laws require us to revise these agreements and use consulting agreements with our fees based on a fixed dollar amount with a fixed percentage increase, our revenues could be adversely affected.

        The United States Congress has considered various healthcare reform proposals, including comprehensive revisions to the current healthcare system. It is uncertain what legislative proposals will be adopted in the future or what actions federal or state legislatures or third-party payers may take in anticipation of or in response to any healthcare reform proposals or legislation. Changes in the healthcare industry, such as growth of managed care organizations or provider networks, may result in lower payment levels for the services of our surgeons and lower revenues for us.

        Generally, fees received from private-pay patients are higher than those from third-party payers that have cost-containment requirements. Although approximately 80% of our practices' current revenues are derived from private-pay patients, a decrease in the number of these patients could occur due to federal and state legislative initiatives. Currently, most procedures reimbursed under Medicare, Medicaid or other third-party payment programs (including commercial insurers, managed care organizations, health maintenance organizations or preferred provider organization) for plastic surgery services are related to reconstructive procedures. The costs of most cosmetic surgery procedures, which currently represent approximately 75% of the procedures performed by our surgeons, are not reimbursed by governmental or private payors and are not subject to cost containment requirements. Comprehensive healthcare reform that includes reimbursement for the costs of cosmetic surgery procedures could affect the payment for and availability of services, including discounted reimbursement rates or more procedures falling under third-party coverage. These changes could lower the revenues of our practices.

        Many states prohibit physicians from using advertising that includes any name other than the physician's, or from advertising in any manner likely to lead a person to believe that a non-physician is engaged in the delivery of medical services. Our business services agreements require all advertising to conform to these requirements. We have endeavored to structure our web sites to avoid violation of any state licensing requirements, but a state regulatory authority may allege that some portion of our Internet business violates these statutes. Any such allegation could adversely affect our business, results of operations and financial condition.

        ANTITRUST LAWS MAY LIMIT OUR ABILITY TO COMPETE IN CERTAIN MARKETS.

        We are subject to a range of antitrust laws that prohibit anti-competitive conduct, including price fixing and concerted refusals to deal and division of markets. These laws may limit our ability to enter into business services agreements with separate plastic surgery practices that compete with one another in the same geographic market. In addition, these laws may prevent us from acquiring plastic surgery practices that would be integrated into our existing network of practices if these acquisitions would substantially lessen competition or tend to create a monopoly.

        IF THE MEDICARE/MEDICAID ANTI-KICKBACK LAWS ARE DETERMINED TO APPLY TO US, WE COULD BE SUBJECT TO FINES AND OTHER PENALTIES AND OUR AFFILIATED PRACTICES COULD BE EXCLUDED FROM PARTICIPATION IN FEDERAL HEALTHCARE PROGRAMS.

        The Medicare/Medicaid anti-kickback statute prohibits the payment or receipt of any remuneration in return for the referral of patients for services covered under federal healthcare programs, including the Medicare and Medicaid programs, or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any item or service that is covered under a federal health care program. A violation of the anti-kickback statute is a felony punishable by imprisonment, fines or both and may result in the imposition of civil money penalties and exclusion from participation in any federal healthcare program. The statute has been broadly interpreted by the courts and enforcement agencies. In addition, many states have laws that prohibit the payment or receipt of any remuneration in return for the referral of patients or the purchase of items or services under both government and private health care programs. Violations of these state laws may result in payment not being made for the items and services rendered, loss of a healthcare provider's license, fines or criminal penalties. These statutes and regulations vary from state to state and are often vague. In many states they have not been interpreted by courts or regulatory agencies. Although we believe that our current business arrangements with our affiliated practices do not implicate federal anti-kickback laws, this may not be the case.

        WE COULD BE LIABLE FOR THE MISAPPROPRIATION OF PERSONAL INFORMATION ABOUT THE USERS OF OUR WEB SITE.

        Our web sites retain personal information about our users that we obtain with their consent. If unauthorized persons penetrate our network security and gain access to or otherwise misappropriate our users' personal information we may be subject to liability. Such liability could include claims for the misuse of personal information, such as for unauthorized marketing purposes or the unauthorized use of credit cards. These claims could result in litigation that would require us to expend significant time and financial resources to defend. In addition, if any of the misappropriated data is deemed to constitute patient health records, this could be a violation of federal law as a breach of privacy.

        The Federal Trade Commission and state governmental bodies have recently investigated the disclosure of personal identifying information obtained from individuals by Internet companies. The federal government has also made legislative proposals in this area. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if any regulator chooses to investigate our privacy practices. Any new law or regulation, or the adverse application or interpretation of existing laws, may decrease the growth in the use of the Internet our web sites. This could decrease the demand for our services, increase our cost of doing business and reduce our earnings. The potential imposition of liability upon us for our content or services resulting from changes in government regulations could require us to implement measures to reduce our exposure to this liability which might require us to expend substantial resources or to discontinue Internet service offerings.

        IF WE ARE SUBJECT TO CLAIMS BASED ON THE CONTENT WE PROVIDE ON THE INTERNET, WE COULD INCUR UNANTICIPATED EXPENSES.

        We may be subject to claims for defamation, negligence, product liability, copyright or trademark infringement or other matters based on content and information on our web sites supplied by us or third parties. These types of claims have been brought, sometimes successfully, against other online service companies. We may also be subject to claims for the content on other web sites that are linked to ours, or for the content posted by visitors in chat rooms or bulletin boards. We could incur significant costs in investigating and defending against such claims even if they do not result in any liability to us.

        OUR BUSINESS WILL BE HARMED IF A BREACH OF SECURITY OCCURS WITH RESPECT TO OUR WEB SITES.

        Internet usage and access by consumers may decline if a compromise of security occurs at our web sites. We may incur significant costs to provide security and protect against the threat of security breaches or to alleviate problems caused by such breaches. If our network security is penetrated, proprietary and confidential information could be misappropriated and there may be interruptions in our services. Security breaches could also expose us to litigation.

        INFRINGEMENT OF OUR INTELLECTUAL PROPERTY RIGHTS COULD DISRUPT OUR BUSINESS.

        We rely on a combination of copyright, trademark and trade secret laws and contractual provisions to establish and protect our proprietary rights. We have registered the domain names www.idealme.com, www.theplasticsurgeryco.com and approximately 25 other domain names. However, we have not applied for federal registration of any trademarks and we may not be able to secure registration of these names. If we have to change our corporate name, our customers may be confused and our business could be disrupted. This could have an adverse effect on the value of our common stock.

        OUR SUCCESS DEPENDS ON OUR ABILITY TO RETAIN OUR KEY PERSONNEL.

        The continued efforts of our senior management, including Dennis Condon, is critical to our success. We believe that Mr. Condon's experience and professional relationship in our industry are key factors in our ability to achieve our expansion strategy. The loss of his services could have a detrimental impact on our business. In addition, we depend on the continued performance of our affiliated surgeons.

        THE MARKET PRICE OF OUR COMMON STOCK MAY FLUCTUATE WIDELY.

        The market prices of securities of Internet-related companies have experienced volatility. If we are viewed as an Internet company, the market price of our common stock could be adversely affected for reasons unrelated to our operating performance. Fluctuations may also occur in response to our historical and anticipated operating results, regulatory changes, competition and any difference between actual results and the results expected by investors and analysts.

        MANAGEMENT BENEFICIALLY OWNS APPROXIMATELY 59% OF OUR COMMON STOCK AND THEIR INTEREST COULD CONFLICT WITH YOURS.

        Our directors, executive officers and the owners of the founding practices beneficially own approximately 59% of our outstanding common stock. As a result, collectively they are able to substantially influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control.

        SHARES ELIGIBLE FOR SALE IN THE FUTURE COULD NEGATIVELY AFFECT OUR STOCK PRICE.

        The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. This might also make it more difficult for us to raise funds through the issuance of securities. Shares of our common stock that have not been previously traded in the public market but may at some time be sold in the public market include shares held by affiliates, shares to be issued in acquisitions and shares to be issued upon the exercise of warrants or stock options. As of March 1, 2001, we had outstanding 4,825,873 shares of common stock of which 3,786,282 are freely tradeable. As of March 1, 2001 we have reserved an aggregate of 4,392,308 shares of common stock for issuance upon exercise of outstanding stock options and warrants. In addition we have filed a registration statement covering 2,500,000 shares of common stock for use in connection with acquisitions and two registration statements covering an aggregate of approximately 3,206,075 shares being offered for resale by selling shareholders. We may register additional shares in the future in connection with acquisitions, compensation or otherwise.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Our primary financial instrument subject to market risk is a line-of-credit agreement with maximum availability at December 31, 2000 of $250,000. The line-of-credit is secured by our principal operating assets and personally guaranteed by certain of our management. The line-of-credit bears variable interest rate equal to the Prime rate published in the Wall Street Journal plus 1 percentage point. (9.5 percent at December 31, 2000) The primary exposures relating to this financial instrument result from changes in the interest rates. No amounts were outstanding on this line at December 31, 2000.

        At December 31, 2000, a hypothetical ten-percentage point increase in short-term interest rates would result in a reduction of $25,000 in annual pre-tax earnings. The estimated reduction is based on the bank debt at its December 31, 2000 level if the credit line was completely used. The line of credit was not being used at December 31, 2000.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        Our financial statements, together with the reports thereon of Arthur Andersen LLP, dated March 30, 2001 begin on page F-1 of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

OUR DIRECTORS

        Jonathan E. Wilfong, Chairman of the Board. Mr. Wilfong (age 52) is our founder and served as our Chief Executive Officer until June 1998, and has served as Chairman of the Board of Directors since 1997. From June 1996 to May 1997, Mr. Wilfong served as a consultant for OrthAlliance, Inc., a public company which provides business development services to orthodontic Centers, and from May 1997 to May 1999 he served as Chairman of the Board of OrthAlliance, Inc. and continues to serve as a director. In 1996, Mr. Wilfong founded Newfound Capital Associates, an investment banking advisory firm. Mr. Wilfong is a Certified Public Accountant, and from 1983 to 1996 was a partner with Price Waterhouse LLP (known now as PricewaterhouseCoopers LLP) in Atlanta, Georgia and Greenville, South Carolina where he worked primarily with high growth companies.

        Dennis E. Condon, President, Chief Executive Officer and Director. Mr. Condon (age 52) has served as our President and Chief Executive Officer since June 1998 and has served as a director since December 15, 1999. From 1984 until joining us, Mr. Condon was employed by Mentor Corporation, an international supplier of medical products and technology, serving from 1991 to 1998 as President of the Mentor's medical device division specializing in aesthetic surgery implants and electromechanical medical instrumentation.

        William G. Armiger, M.D., F.AC.S., Director. Dr. Armiger (age 54) has served as a director since January 15, 2000. Dr. Armiger has been practicing plastic surgery since 1976. From 1984 to present, Dr. Armiger has served as director of the Chesapeake Plastic Surgery Center in Baltimore, Maryland. He is a member of the American Medical Association, the American Society of Plastic and Reconstructive Surgeons and the American Society of Aesthetic Plastic Surgeons, as well as several other professional societies. Dr. Armiger is certified by both the American Board of Surgery and the American Board of Plastic Surgery. He is a fellow of the American College of Surgeons, and served as president and governor of the Maryland Chapter from 1990 to 1995. Dr. Armiger received his M.D. in 1972 from the University of Maryland School of Medicine, performed a general surgery internship at the University of Maryland Hospital, a residency in general surgery where he was appointed chief resident at St. Agnes Hospital in

Baltimore, Maryland, a plastic surgery residency at Strong Memorial Hospital in Rochester, New York, and a post graduate fellowship in head and neck reconstructive surgery and oncology at the Roswell Memorial Institute in Buffalo, New York.

        Robert A. Ersek, M.D., F.A.C.S., Director. Dr. Ersek (age 62) has served as a director since December 15, 1999. Dr. Ersek has been practicing plastic surgery in Austin, Texas since 1978. In 1996, he formed Personique, Inc., a company focusing on patient orientation procedures. Dr. Ersek is the former President of both the Austin Plastic Surgery Society and the Lipoplasty Society of Board Certified Plastic Surgeons of North America. Since 1970, he has served as the Medical Director and a member of the Board of Directors of Genetic Laboratories Wound Care, a wound care product manufacturing company, now a wholly-owned subsidiary of Derma Science. Dr. Ersek is a member of the American Medical Association, a fellow of the American College of Surgeons and the American Board of Plastic Surgery, American Society of Plastic and Reconstructive Surgeons, and American Aesthetic Surgery Society. Dr. Ersek received his M.D. in 1966 from Hahnemann University Medical School, performed an internship and general surgery residency at the University of Minnesota, a residency in plastic surgery at Tulane University and a fellowship in plastic surgery at the University of Mississippi.

        John C. Schantz, M.D., F.A.C.S., Director. Dr. Schantz (age 59) has served as a director since December 15, 1999. Dr. Schantz founded Plastic Surgery Associates, P.C., a founding Center, in Lancaster, Pennsylvania in 1978. He currently serves as the Chief of the Division of Plastic Surgery at Lancaster General Hospital and serves on the active staff of HealthSouth Surgery Center of Lancaster. He is a member of the Governing Board, Department of Surgery and serves as Chairman, Surgical Center Council at the Lancaster General Hospital. He is a member of the American Society of Plastic and Reconstructive Surgeons and a fellow of the American College of Surgeons. Dr. Schantz received his M.D. in 1971 from Hahnemann Medical College and completed his residency training at the Hershey Medical Center, Hershey, Pennsylvania.

        W. Grant Stevens, M.D., F.A.C.S., Director. Dr. Stevens (age 47) has served as a director since December 15, 1999. Dr. Stevens has served as President of W. Grant Stevens, M.D., Inc. (d/b/a/ Plastic Surgery Associates), a founding Center in Marina Del Ray, California, since 1988. Dr. Stevens is a Board Certified Diplomate of the American Board of Plastic Surgery and is a member of the American Society of Plastic and Reconstructive Surgeons, The American Society of Aesthetic Plastic Surgery, the California Society of Plastic Surgeons, as well as several other professional societies. Dr. Stevens is also on the clinical faculty at U.C.L.A. Dr. Stevens served as Chairman of the Department of Surgery and was on the Medical Executive Committee at Daniel Freeman Marina Hospital from 1989 through 1996. Dr. Stevens is an editorial advisory board member of Cosmetic Surgery Times, Plastic Surgery Products, and
Wounds: A Compendium of Current Research and Center. Dr. Stevens received his M.D. with honors in 1980 from the Washington University School of Medicine in St. Louis, Missouri, where he also completed his plastic surgery training. Dr. Stevens also received the Special Congressional Certificate of Recognition and the Distinguished Service Citation from the Medical Board of California.

COMPENSATION OF DIRECTORS

        Members of the board are reimbursed for their out of pocket expenses for each meeting attended, but otherwise serve without cash compensation. We adopted the 1999 Non-Employee Director Stock Plan, pursuant to which each non-employee director receives a nondiscretionary grant to purchase 10,000 shares of common stock upon his or her election or appointment to the board and, if the non-employee director is serving as a non-employee director following the annual meeting each year, an additional non-discretionary grant for the purchase of 25,000 shares of common stock.

OUR EXECUTIVE OFFICERS

NAME                                AGE                       POSITION
----                               -----                      --------
Dennis E. Condon.................   52    President, Chief Executive Officer and Director
Patricia A. Altavilla............   43    EVP Marketing and Business Planning
Gunnar Sundstrom.................   55    Chief Financial Officer
Josh Levine......................   42    Chief Development Officer

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

        Patricia A. Altavilla, Chief Operating Officer. Ms. Altavilla has served as our Vice President of Marketing and Business Planning since August 1998 and in March 2001 became our Chief Operating Officer. From 1984 to 1998, Ms. Altavilla was employed by Mentor, serving as Vice President of Marketing since 1993.

        Gunnar Sundstrom, Chief Financial Officer. Mr. Sundstrom joined us in May 1999 as our Chief Financial Officer. Mr. Adam E. Romo Jr. replaced Mr. Sundstrom as our CFO in January 2001 and Mr. Sundstrom currently serves as out Vice President of Finance. From 1992 to 1999, Mr. Sundstrom was employed by Mentor's medical device division, serving as Vice President and Controller since 1996.

        Josh Levine, Chief Development Officer. Mr. Levine has served as our Chief Development Officer since February 2000. Mr. Levine resigned his employment with us effective as of September 2000.

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

ITEM 11.  EXECUTIVE COMPENSATION.

        The following table sets forth information with respect to all compensation earned, whether paid or accrued, in the fiscal years ended December 31, 2000, 1999 and 1998, for services rendered in all capacities to us by our Chief Executive Officer and other officers earning in excess of $100,000.

                                                                     ANNUAL COMPENSATION                   LONG-TERM COMPENSATION
                                                       -----------------------------------------------    --------------------------
                                                                                                          SECURITIES
                                                                               ACCRUED &     ACCRUED &     UNDERLYING
                                                                   PAID         UNPAID        UNPAID      OPTIONS (#)/    ALL OTHER
                                                       YEAR       SALARY        SALARY        BONUS          SARS       COMPENSATION
                                                       ----      --------      --------      --------     ------------  ------------
Dennis E. Condon ................................      2000      $219,617      $     --      $     --       150,000       $    --
  President, Chief Executive Officer and Director      1999       100,000       100,000       218,334       400,000        12,500(1)
                                                       1998        83,334        16,667        30,000           600            --
Patricia A. Altavilla ...........................      2000       170,440            --            --        75,000            --
  Chief Operating Officer .......................      1999        71,250        78,750        91,250       160,000         8,750(1)
                                                       1998        32,727        15,000        15,000           300            --
Gunnar Sundstrom ................................      2000       145,294            --            --            --            --
  Chief Financial Officer .......................      1999        32,500        46,000        73,563       100,000            --
                                                       1998            --            --            --            --            --
Joshua H. Levine ................................      2000       124,615            --            --       100,000            --
  Chief Development Officer                            1999            --            --            --            --            --

----------

(1) Represents accrued compensation used to pay off notes for the purchase of our warrants by the officers in May 1999.

OPTION GRANTS FOR LAST FISCAL YEAR

      The following table sets forth information regarding stock option grants for the year ending December 31, 2000 to the Chief Executive Officer and each of the named executive officers. No stock appreciation rights were granted during such year.



                                                    INDIVIDUAL GRANTS
                             ----------------------------------------------------------------------
                                                                                                        POTENTIAL REALIZABLE VALUE
                                                      PERCENT OF                                        AT ASSUMED ANNUAL RATES OF
                                 NUMBER OF          TOTAL OPTIONS                                      STOCK PRICE APPRECIATION FOR
                                SECURITIES            GRANTED TO                                              OPTION TERM (1)
                                UNDERLYING           EMPLOYEES IN   EXERCISE OR BASE     EXPIRATION    ----------------------------
                             OPTIONS GRANTED         FISCAL 2000    PRICE PER SHARE         DATE           5%(2)           10%(2)
                             ---------------         -----------    ---------------      ----------    -------------    -----------
Dennis E. Condon                 150,000                 46%          $    4.25          5-11-2010          --          $  71,612

Patricia A. Altavilla             75,000                 23%          $    4.25          5-11-2010          --             35,806
Gunnar Sundstrom                      --                 --                  --                 --          --                 --
Joshua H. Levine                      --                 --                  --                 --          --                 --


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

(2) Based on a closing price of $1.813 per share of common stock on December 31, 2000.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUE

        The following table sets forth certain information concerning option holdings for the fiscal year ended December 31, 2000 with respect to the Chief Executive Officer and each of our named executive officers. No options or stock appreciation rights were exercised during such year.


                                SECURITIES UNDERLYING                       VALUE OF
                                      NUMBER OF                            UNEXERCISED
                                     UNEXERCISED                          IN-THE-MONEY
                                      OPTIONS                                OPTIONS
                                     AT FY-END (#)                       AT FY-END ($)(1)
                             -----------------------------        ----------------------------
NAME                         EXERCISABLE     UNEXERCISABLE        EXERCISABLE    UNEXERCISABLE
----                         -----------     -------------        -----------    -------------
Dennis E. Condon               120,000          330,000               --               --
Patricia A. Altavilla           60,000          165,000               --               --
Gunnar Sundstrom                40,000           60,000               --               --

Joshua H. Levine                    --               --               --               --

(1) Based on a closing price of $1.813 per share of common stock on December 31, 2000.

        We entered into employment agreements with Messrs. Condon and Levine and Ms. Altavilla providing for annual base salaries of $200,000, $150,000 and $150,000, respectively, with each being eligible for a cash bonus of up to 30% of his or her base salary if certain annual financial performance targets are met. Mr. Sundstrom was granted a bonus of $15,000 payable upon closing of the initial public offering, and Mr. Levine was granted a signing bonus of $48,000 payable $4,000 per month during his first year of employment with us. We also granted Mr. Condon and Ms. Altavilla options to purchase 600 and 300 shares of common stock, respectively, at an exercise price of $500.00 per share with the options vesting on June 15, 1998 and August 1, 1998, respectively. These options have since been cancelled. Additionally, we granted at the closing of the initial public offering options for the purchase of common stock to each of Messrs. Condon and Sundstrom and Ms. Altavilla for 300,000, 100,000 and 150,000, shares, respectively, at an exercise price of $8.00 per share. Twenty percent of these options vested upon the effective date of the initial public offering and the remainder vest 20% per year on each of the first four anniversary dates of that effective date. In February of 2000, we granted options to Mr. Levine for the purchase of 100,000 shares of common stock, at an exercise price of $6.75 per share. Twenty percent of these options vested upon the date of his employment and the remainder vest 20% per year on each of the first four anniversary dates of that date. Additionally, we granted on May 11, 2000, options for the purchase of common stock to Mr. Condon and Ms. Altavilla for 150,000 and 75,000 shares respectively at $4.25 per share with 25% vesting at the end of each of the first four anniversary dates.

        Each of these employment agreements is for an initial term of five years with an automatic renewal for successive one-year terms unless prior notice of termination is provided. We may terminate an employment agreement for cause, without cause upon 30 days prior written notice, or upon death or disability of the employee. The employee may terminate the employment agreement within 120 days after a constructive termination (as defined therein). If the employee's employment is terminated by us without cause, by the employee within 120 days following a constructive termination, or upon occurrence of a change in control, we will pay the employee on the date of termination:

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

Stock Option Plans

        We have adopted the 1998 Employee Stock Option Plan, the 1999 Non-Employee Director Stock Plan and the 2000 Stock Compensation Plan. We have registered the shares of common stock issuable upon exercise of options granted under these plans, and such shares will be eligible for resale in the public market, subject to applicable rules and regulations of the Securities Act.

        1998 Employee Stock Option Plan. The board has adopted and the shareholders have approved the 1998 Employee Stock Option Plan. Awards under the employee plan are to be determined by the compensation committee and granted to officers and employees as incentive or non-incentive stock options. The board may terminate the employee plan at any time.

        840,000 shares of common stock are reserved for issuance pursuant to the employee plan, subject to certain anti-dilution provisions. Options for the purchase of 605,000 shares of common stock were granted at the closing of the initial public offering to certain officers and employees at an exercise price equal to the price to the public of $8.00 per share. These options vested 20% upon the closing of the initial public offering, with the balance vesting 20% per year on the first through fourth anniversary date of the date of grant. The options expire five years from the date of grant. Mr. Condon and Ms. Altavilla were granted non-qualified options under the employee plan for the purchase of 600 and 300 shares of common stock, respectively, at an exercise price of $500.00 per share. These options vest 100% upon the effective date of their respective employment agreements.

        1999 Non Employee Director Stock Plan. The board has adopted and the shareholders have approved the 1999 Non Employee Director Stock Plan. Awards under this plan are to be granted to non-employee directors to purchase shares of our common stock.

        280,000 shares of common stock are reserved for issuance to the non-employee directors under the director plan. Each person who is elected or appointed a non-employee director will be granted a nondiscretionary option to purchase 10,000 shares of common stock at the time of his or her election or appointment. On December 15, 1999, one non-employee director received a grant of options to purchase 10,000 shares of common stock. Beginning in 2000, each person who continues to serve as a non-employee director following the annual meeting each year will receive a nondiscretionary option to purchase 25,000 shares of common stock. Options issued to non-employee directors under this plan will be non-qualified stock options, and will expire ten years from the date of the grant. The exercise price will be equal to the average closing bid price for the five trading days before election or appointment of the director. Options issued to non-employee directors become exercisable on the first anniversary of the date of the grant.

        2000 Stock Compensation Plan. The board has adopted and the shareholders have approved the 2000 Stock Compensation Plan. Awards under the stock compensation plan are to be determined by the compensation committee and granted to directors, officers and employees as incentive or non-incentive stock options. The board may terminate the plan at any time.

        1,000,000 shares of common stock are reserved for issuance pursuant to the stock compensation plan, subject to certain anti-dilution provisions. These options vest at the rate of 25% of the total shares after one year, and monthly thereafter with respect to an additional 1/48th of the total shares.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        All of the members of the Board (consisting of Mr. Wilfong) determined executive compensation prior to the formation of a compensation committee on January 15, 2000, at which time, the Board designated a compensation committee composed of Messrs. Wilfong and Kaiser and Dr. Stevens. Mr. Kaiser resigned his position on the Board effective October 14, 2000. None of our executive officers serves as a member of a compensation committee or as a director of any entity of which our directors serve as an executive officer.

REPORT ON EXECUTIVE COMPENSATION

        The compensation committee is responsible for ensuring that a proper system of short and long-term compensation is in place to provide performance oriented incentives to management. Its report on compensation is as follows:

        The compensation committee is responsible for administering our executive compensation program. Until January of 2000, we had no compensation committee or other committee of the board of directors performing similar functions. Decisions regarding the compensation of executive officers for all periods from inception until then were made by our board of directors (Mr. Wilfong). The board of directors established a compensation committee on January 15, 2000 consisting of Messrs. Wilfong and Kaiser and Dr. Stevens. Mr. Kaiser has since resigned from the Board

COMPENSATION POLICY

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

        - Incentive compensation arrangements should provide executives with an opportunity to acquire and increase direct ownership interests in us and motivate them to build stockholder value by aligning their personal interests with stockholder interests.

EXECUTIVE COMPENSATION PROGRAM

        The compensation committee believes that a portion of the compensation paid to executive officers should relate to both our short-term and long-term profitability. Therefore, the executive officers' compensation program is composed of base salary, bonus and long-term incentive compensation.

        Base Salary and Bonus. Base salaries for Mr. Condon and Ms. Altavilla are paid pursuant to employment agreements. Each of Messrs. Condon, Levine and Sundstrom and Ms. Altavilla are eligible for an annual cash bonus of up to 30 percent of his or her annualized base salary. The individual bonus percentages for 1999 were established by the compensation committee based upon each officer's level of responsibility and his or her contributions toward improving operating performance and profitability. The bonus percentages will be reviewed annually by the compensation committee and may be adjusted in accordance with these factors or others that the compensation committee determines to be relevant at the time.

        The compensation committee believes that the bonus portion of the executive compensation program is effective in motivating our executive officers to improve our current profitability. The compensation committee also believes that an adequate base salary is necessary to retain effective executive officers and to discourage management decisions which might improve short-term profitability but may not always be in our long-term best interest.

        Long-Term Incentives. The compensation committee believes that, in addition to the annual cash bonus arrangements, it is appropriate for us to provide long-term incentive awards to motivate the executive officers to improve our long-term profitability and create value for the stockholders. In 1999, Messrs. Condon and Sundstrom and Ms. Altavilla received grants of options for the purchase of common stock of 300,000, 100,000 and 150,000 shares, respectively. In February of 2000, Mr. Levine received a grant of options for the purchase of 100,000 shares of common stock. In May of 2000, Mr. Condon and Ms. Altavilla received grants of options for the purchase of common stock 150,000 and 75,000 shares, respectively.

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

                                    [GRAPH]

                    COMPARISON OF CUMULATIVE TOTAL RETURNS *


                                                   Dec 10, 1999          1999              2000
                                                   ------------        -------           -------
The Plastic Surgery Company       Return %               0.00           -18.75            -72.12
                                  Cum $               $100.00           $81.25            $22.65

S & P 500                         Return %               0.00             5.89             -9.10
                                  Cum $               $100.00          $105.89            $96.25

S & P SMALLCAP 600                Return %               0.00             8.22             11.80
                                  Cum $               $100.00          $108.22           $120.99

NASDAQ US                         Return %               0.00            85.84            -39.83
                                  Cum $               $100.00          $185.84           $111.82

New Peer Group Only               Return %               0.00            -9.68             75.22
                                  Cum $               $100.00           $90.32           $158.26

New Peer Group + PSU              Return %               0.00            -9.68             71.35
                                  Cum $               $100.00           $90.32           $154.76

Old Peer Group Only               Return %               0.00           -18.06            -85.20
                                  Cum $               $100.00           $81.94            $12.13

* Total return based on $100.00 initial investment & reinvestment of dividends



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





                                                             NUMBER OF SHARES    PERCENT OF
                                                             OF COMMON STOCK    COMMON STOCK
                                                               BENEFICIALLY     BENEFICIALLY
NAME OF BENEFICIAL OWNER (2)                                     OWNED(1)           OWNED
----------------------------                                 ----------------   ------------
Jonathan E. Wilfong (3)                                           733,190           13.3%
Dennis E. Condon (4)                                              309,250            6.1%
Patricia A. Altavilla (5)                                         110,425            2.2%
Gunnar Sundstrom (6)                                               40,000             *
Joshua H. Levine (7)                                               20,000             *
William G. Armiger, M.D., F.A.C.S.                                409,949            8.5%
Robert Ersek , M.D., F.A.C.S.                                     452,914            9.4%
John Schantz, M.D., F.A.C.S.                                       51,273            1.1%
W. Grant Stevens, M.D., F.A.C.S. (8)                              582,901           11.5%
S. L. Schlesinger, M.D., F.A.C.S. (9)                             236,173            4.8%
All executive officers and directors as a group
   (10 persons)                                                 2,713,062           44.2%


--------------------------------

*       less than 1%

(1) Based on an aggregate of 4,692,158 shares of common stock issued and outstanding as of March 26, 2001. Includes shares of common stock that may be acquired upon the exercise of stock options exercisable within sixty days.

(2) Unless otherwise indicated, the address of each of the beneficial owners identified is c/o The Plastic Surgery Company, 509 E. Montecito Street, 2nd Floor, Santa Barbara, California 93103. Except as otherwise indicated, such beneficial owner has sole dispositive power with respect to all shares of common stock owned by them, subject to community property laws where applicable.

(3) Includes (i) 8,000 shares of common stock held of record; (ii) 700,000 shares subject to presently exercisable warrants; and (iii) 150 shares of common stock and 15,000 shares subject to presently exercisable warrants held of record by his wife. Mr. Wilfong disclaims beneficial ownership of the shares held by his wife.

(4) Includes (i) 26,750 shares of common stock held of record and (ii) 282,500 shares subject to presently exercisable warrants and options.

(5) Includes (i) 4,175 shares of common stock held of record and (ii) 106,250 shares subject to presently exercisable warrants and options.

(6)     Includes 20,000 shares subject to presently exercisable options.

(7)     Includes 20,000 shares subject to presently exercisable options.

(8) Includes (i) 442,901 shares of common stock held of record; (ii) 125,000 shares subject to presently exercisable warrants; and (iii) 15,000 shares subject to presently exercisable warrants held by his wife. Dr. Stevens disclaims beneficial ownership of the warrants held by his wife.

(9) Includes (i) 186,173 shares of common stock held of record; and (ii) 50,000 shares subject to presently exercisable warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        In February of 2000, we granted options to Joshua. Levine, our former Chief Development Officer, for the purchase of 100,000 shares of common stock, at an exercise price of $6.75 per share. Twenty percent of these options vested upon the date of his employment and the remainder vest 20% per year on each of the first four anniversary dates of that date. Additionally, we granted on May 11, 2000, options for the purchase of common stock to Dennis Condon, our President, Chief Executive Officer and Director, and Ms. Altavilla, our Chief Operating Officer, for 150,000 and 75,000 shares respectively at $4.25 per share with 25% vesting at the end of each of the first four anniversary dates.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(1)     Financial Statements

        Listed on the Index to the Financial Statements and Schedules on page F-1 of this Report.

(2)     Financial Statement Schedules

        Listed on the Index to the Financial Statements and Schedules on page F-1 of this Report.

(3)     Exhibits

        2.1 Form of Agreement and Plan of Reorganization between The Plastic Surgery Company and the Founding Centers (incorporated by reference to Exhibit
2.1 of The Plastic Surgery Company's Registration on Form S-1 Registration No. 333-78565)

        2.2 Form of Amendment to the Form of Agreement and Plan of Reorganization between The Plastic Surgery Company and the Founding Centers (incorporated by reference to Exhibit 2.2 of The Plastic Surgery Company's Registration on Form S-1 Registration No. 333-78565)

        2.3 Form of Purchase and Sale Agreement between The Plastic Surgery Company and the Founding Centers (incorporated by reference to Exhibit 2.3 of The Plastic Surgery Company's Registration on Form S-1 Registration No. 333-78565)

        2.4 Form of Stock Purchase and Sale Agreement between The Plastic Surgery Company and the Founding Centers (incorporated by reference to Exhibit
2.4 of The Plastic Surgery Company's Registration on Form S-1 Registration No. 333-78565)

        2.5 Letter Agreement between The Plastic Surgery Company and Isis Cosmetic Surgery Partners, Inc. dated May 13, 1999 (incorporated by reference to
Exhibit 2.5 of The Plastic Surgery Company's Registration on Form S-1 Registration No. 333-78565)

        2.6 Form of Amendment to Agreement and Plan of Reorganization dated as of November 11, 1999 between The Plastic Surgery Company and the Founding Centers (incorporated by reference to Exhibit 2.6 of The Plastic Surgery Company's Registration on Form S-1 Registration No. 333-78565)

        2.7 Form of Amendment to Purchase and Sale Agreement dated as of November 11, 1999 between The Plastic Surgery Company and the Founding Centers (incorporated by reference to Exhibit 2.7 of The Plastic Surgery Company's Registration on Form S-1 Registration No. 333-78565)

        2.8 Form of Amendment to Agreement and Plan of Reorganization dated as of November 24, 1999 between The Plastic Surgery Company and Founding Centers (incorporated by reference to Exhibit 2.8 of The Plastic Surgery Company's Registration on Form S-1 Registration No. 333-78565)

        2.9 Form of Amendment to Purchase and Sale Agreement dated as of November 24, 1999 between The Plastic Surgery Company and Founding Centers (incorporated by reference to Exhibit 2.9 of The Plastic Surgery Company's Registration on Form S-1 Registration No. 333-78565)

        2.10 Stock Purchase Agreement between and among The Plastic Surgery Company and the stockholders of the Florida Center for Cosmetic Surgery, dated November 15, 2000 (incorporated by reference to Exhibit 2.1 of The Plastic Surgery Company's Current Report on Form 8-K, filed on December 18, 2000.

        3.1 Form of Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of The Plastic Surgery Company's Registration on Form S-1 Registration No. 333-78565)

        3.2   Form of Amended and Restated Bylaws (incorporated by reference to
Exhibit 3.2 of The Plastic Surgery Company's Registration on Form S-1 Registration No. 333-78565)


        4.1   Specimen Common Stock Certificate (incorporated by reference to
Exhibit 4.1 of The Plastic Surgery Company's Registration on Form S-1 Registration No. 333-78565)

        4.2 Form of Warrant Agreement between The Plastic Surgery Company and the representatives of the underwriters of The Plastic Surgery Company's initial public offering. (incorporated by reference to Exhibit 4.2 of The Plastic Surgery Company's Registration on Form S-1 Registration No. 333-78565)

        4.3 Form of Referral Warrant (incorporated by reference to Exhibit 4.3 of The Plastic Surgery Company's Registration on Form S-1 Registration No. 333-78565)

        10.1 Amendment to Employment Agreement between The Plastic Surgery Company and David Challoner dated February 25, 1999 (incorporated by reference to Exhibit 10.3 of The Plastic Surgery Company's Registration on Form S-1 Registration No. 333-78565)

        10.2 Amendment to Employment Agreement between The Plastic Surgery Company and Patricia Altavilla dated March 1, 1999 (incorporated by reference to
Exhibit 10.5 of The Plastic Surgery Company's Registration on Form S-1 Registration No. 333-78565)

        10.3 Form of Service Agreement between The Plastic Surgery Company and the Founding Centers (incorporated by reference to Exhibit 10.7 of The Plastic Surgery Company's Registration on Form S-1 Registration No. 333-78565)

        10.4 Form of Amendment to Form of Service Agreement between The Plastic Surgery Company and the Founding Centers (incorporated by reference to Exhibit
10.8 of The Plastic Surgery Company's Registration on Form S-1 Registration No. 333-78565)

        10.5 Form of Consulting and Business Services Agreement between The Plastic Surgery Company and the Founding Centers (incorporated by reference to
Exhibit 10.9 of The Plastic Surgery Company's Registration on Form S-1 Registration No. 333-78565)

        10.6 Form of Employment Agreement between the affiliated surgeons and the affiliated Centers (incorporated by reference to Exhibit 10.1 of The Plastic Surgery Company's Registration on Form S-1 Registration No. 333-78565)

        10.7  1998 Employee Stock Option Plan (incorporated by reference to
Exhibit 10.11 of The Plastic Surgery Company's Registration on Form S-1 Registration No. 333-78565)

        10.8 1999 Non-Employee Director Stock Plan (incorporated by reference to Exhibit 10.12 of The Plastic Surgery Company's Registration on Form S-1 Registration No. 333-78565)

        10.9 Amendment to Employment Agreement between The Plastic Surgery Company and Dennis E. Condon dated June 30, 1999 (incorporated by reference to
Exhibit 10.13 of The Plastic Surgery Company's Registration on Form S-1 Registration No. 333-78565)

        10.10 Loan Agreement between The Plastic Surgery Company and Pacific Mezzanine Fund, L.P., dated December 18, 2000

        10.11 Warrant issued to Pacific Mezzanine Fund, L.P., dated December 18, 2000

        23.1  Consent of Arthur Andersen LLP

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the 1934 Act, we have duly caused this Form 10-K to be signed on behalf of the undersigned, thereunto duly authorized, on April 16, 2001.

                                        THE PLASTIC SURGERY COMPANY


                                        By:        /s/ Dennis E. Condon
                                           -------------------------------------
                                           Dennis E. Condon
                                           President, Chief Executive Officer
                                           and Director


        Pursuant to the requirements of the 1934 Act, this report has been signed below by the following persons in the capacities indicated and on the date indicated.

SIGNATURE                                           TITLE                                    DATE
---------                                           -----                                    ----
           /s/ Jonathan Wilfong                     Chairman of the Board                    April 16, 2001
------------------------------------------
           Jonathan Wilfong


           /s/ Dennis Condon                        President and Chief                      April 16, 2001
------------------------------------------          Executive Officer (Principal
           Dennis Condon                            Executive Officer)


           /s/ Adam E. Romo Jr.                     Chief Financial Officer                  April 16, 2001
------------------------------------------          (Principal Accounting
           Adam E. Romo Jr.                         Officer)


           /s/ Robert Ersek, M.D.                   Director                                 April 16, 2001
------------------------------------------
           Robert Ersek, M.D.


           /s/ John Schantz, M.D.                   Director                                 April 16, 2001
------------------------------------------
           John Schantz, M.D.


           /s/ W. Grant Stevens                     Director                                 April 16, 2001
------------------------------------------
              W. Grant Stevens


           /s/ William Armiger, M.D.                Director                                 April 16, 2001
------------------------------------------
           William Armiger, M.D.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

The Plastic Surgery Company, Inc. and Subsidiaries Report of
  Independent Public Accountants.........................................    F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999.............    F-3

Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998.......................................    F-4

Consolidated Statements of Shareholders' Equity (Deficit) for the
  years ended December 31, 2000, 1999 and 1998...........................    F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998.......................................    F-6

Notes to Consolidated Financial Statements...............................    F-7

Report of Independent Public Accountants on Supplemental Schedule........   F-24

Schedule II - Valuation and Qualifying Accounts for each of the
  three years in the period ended December 31, 2000......................   II-1

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Plastic Surgery Company:

We have audited the accompanying consolidated balance sheets of The Plastic Surgery Company, Inc. (a Georgia corporation) and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Plastic Surgery Company, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as of December 31, 2000, the Company had a working capital deficit of $2,332,607 which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


ARTHUR ANDERSEN LLP


Los Angeles, California
March 30, 2001

               THE PLASTIC SURGERY COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


As of December 31:                                          2000             1999
                                                        ------------     ------------
                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ........................    $    156,377     $    842,307
  Restricted cash ..................................         118,048               --
  Accounts receivable, net of allowance for doubtful
    accounts of $175,025 and $ 0 in 2000 and 1999,
    respectively ...................................         602,498          160,140
  Current portion of notes receivable ..............          31,872               --
  Prepaids .........................................         174,863               --
  Other current assets .............................          64,062               --
                                                        ------------     ------------
    Total current assets ...........................       1,147,720        1,002,447

PROPERTY AND EQUIPMENT, net ........................       1,291,903        1,147,580
GOODWILL FOUNDING PRACTICES, net of accumulated
  amortization of $513,894 and $142,330 in 2000 and
  1999, respectively ...............................       8,176,958        9,152,174
GOODWILL FLORIDA CENTER, net of $17,820 accumulated
  amortization......................................       6,851,258               --
OTHER INTANGIBLES, net of accumulated amortization
  of $4,926 ........................................         329,849               --
NOTES RECEIVABLE, net of current portion
  and allowance of $230,000 ........................         526,899               --
DEBT ISSUANCE COSTS, net of accumulated amortization
  of $1,800 ........................................         214,028               --
OTHER ASSETS .......................................          19,291               --
                                                        ------------     ------------
                                                        $ 18,557,906     $ 11,302,201
                                                        ============     ============

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of capital lease obligations .....    $     40,939     $         --
  Current portion of related party debt ............       1,162,184        1,952,557
  Current portion of long-term notes ...............         654,354               --
  Accounts payable .................................         647,668           70,518
  Accrued payroll and payroll related ..............         185,728          808,967
  Accrued consulting expenses ......................         406,395          726,895
  Accrued expenses .................................         383,059          880,104
                                                        ------------     ------------
Total current liabilities ..........................       3,480,327        4,439,041

NON-CURRENT LIABILITIES:
  CAPITAL LEASE OBLIGATIONS, net of current portion.          86,175               --
  RELATED PARTY DEBT, net of current portion .......       4,172,427        4,203,565
  LONG-TERM NOTES, net of current portion ..........       6,004,755               --
                                                        ------------     ------------
    Total liabilities ..............................      13,743,684        8,642,606

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY:
  Common stock; no par value; 100,000,000 shares
    authorized, and 4,765,873 and 4,553,708 shares
    issued and outstanding at December 31, 2000
    and 1999, respectively .........................              --               --
  Paid-in capital ..................................      37,529,583       36,450,529
  Warrants .........................................       9,170,134        8,714,754
  Accumulated deficit ..............................     (41,885,495)     (42,505,688)
                                                        ------------     ------------
                                                           4,814,222        2,659,595
                                                        ------------     ------------
                                                        $ 18,557,906     $ 11,302,201
                                                        ============     ============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

               THE PLASTIC SURGERY COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31:                       2000             1999            1998
                                                   ------------     ------------     -----------
Revenues:
  Practice reimbursements .....................    $ 23,889,595     $  1,266,555     $        --
  Management fees .............................       5,166,683          160,140              --
  Cosmetic procedures .........................         580,703               --              --
                                                   ------------     ------------     -----------
    Total Revenue .............................      29,636,981        1,426,695              --
                                                   ------------     ------------     -----------

Direct expenses:
  Salaries, wages, and benefits ...............       7,371,629          468,367              --
  Cost of procedures ..........................         196,268               --              --
  Medical supplies ............................       4,156,601          187,470              --
  Advertising .................................       3,518,211          113,272              --
  Rent ........................................       2,169,039          110,664              --
                                                   ------------     ------------     -----------
    Total direct expenses .....................      17,411,748          879,773              --

Salaries, wages, and benefits .................       1,549,282        7,224,936       2,181,990
General operating expenses ....................       8,339,569        2,838,826       1,021,961
Depreciation and amortization .................       1,005,235          183,094           6,548
Provision for doubtful accounts ...............         175,025               --              --
                                                   ------------     ------------     -----------
    Total operating expenses ..................      28,480,859       11,126,629       3,210,499
                                                   ------------     ------------     -----------
Operating income (loss) .......................       1,156,122       (9,699,934)     (3,210,499)
Other income ..................................          29,456            6,126           7,623
Interest expense ..............................        (470,854)              --              --
Amortization of debt discount .................         (75,000)              --              --
                                                   ------------     ------------     -----------
Income (loss) before provision for income taxes         639,724       (9,693,808)     (3,202,876)
Provision for income taxes ....................          19,531               --              --
                                                   ------------     ------------     -----------
Net income (loss) .............................    $    620,193     $ (9,693,808)    $(3,202,876)
                                                   ============     ============     ===========

Basic earning (loss) per share ................    $       0.14     $     (44.26)    $   (188.40)
                                                   ============     ============     ===========

Weighted average basic shares outstanding .....       4,524,000          219,000          17,000
                                                   ============     ============     ===========

Diluted earnings (loss) per share .............    $       0.13     $     (44.26)    $   (188.40)
                                                   ============     ============     ===========

Weighted average diluted shares outstanding ...       4,666,000          219,000          17,000
                                                   ============     ============     ===========

  The accompanying notes are an integral part of these consolidated statements.

               THE PLASTIC SURGERY COMPANY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY for each of the three years in the period ended December 31, 2000


                                                              COMMON STOCK
                                                        ------------------------     PAID-IN
                                                          SHARES         AMOUNT      CAPITAL         WARRANTS
                                                        ----------     ---------   ------------     -----------
BALANCE AT DECEMBER 31, 1997 .......................        16,400       $ --      $  1,471,440     $   250,000
  Common stock issued to Investors .................         2,526         --         1,263,000              --
  Common stock sold to consultants and
    employees from shareholder .....................            --         --           787,500              --
  Net loss .........................................            --         --                --              --
                                                        ----------     ---------   ------------     -----------
BALANCE AT DECEMBER 31, 1998 .......................        18,926         --         3,521,940         250,000
  Common stock issued to investors in private
    placements .....................................           474         --           237,000              --
  Warrants issued to employees, consultants
    and shareholders ...............................            --         --                --       4,856,353
  Warrants issued to shareholder ...................            --         --        (9,269,630)      9,964,983
  Stock issued to ISIS .............................         6,148         --         3,073,780              --
  Sale of common stock in initial public offering...     1,400,000         --         8,532,976              --
  Stock issued to founding surgeons ................     2,999,734         --        23,997,881              --
  Warrants converted by shareholders................       128,426         --         1,338,982      (1,338,982)
  Warrants purchased from shareholder ..............            --         --         5,017,600      (5,017,600)
  Dividends paid ...................................            --         --                --              --
  Net loss .........................................            --         --                --              --
                                                        ----------     ---------   ------------     -----------
BALANCE AT DECEMBER 31, 1999 .......................     4,553,708         --        36,450,529       8,714,754
  Common stock issued in connection with
    the acquisition of the Florida Center ..........       406,075         --         1,000,000              --
  Unwinding of affiliated practice .................      (153,574)                     130,489              --
  Conversion of affiliated practice ................       (40,336)        --          (110,924)             --
  Interest imputed on related party debt ...........            --         --            59,489              --
  Fair value of warrants issued in connection
    with the issuance of a long-term note payable...            --         --                --         455,380
  Net income .......................................            --         --                --              --
                                                        ----------       ----      ------------     -----------
BALANCE AT DECEMBER 31, 2000 .......................     4,765,873       $ --      $ 37,529,583     $ 9,170,134
                                                        ==========       ====      ============     ===========


                                                                           TOTAL
                                                                       SHAREHOLDERS'
                                                      ACCUMULATED         EQUITY
                                                        DEFICIT          (DEFICIT)
                                                      ------------     ------------
BALANCE AT DECEMBER 31, 1997 .......................  $ (1,879,919)    $  (158,479)
  Common stock issued to Investors .................            --       1,263,000
  Common stock sold to consultants and
    employees from shareholder .....................            --         787,500
  Net loss .........................................    (3,202,876)     (3,202,876)
                                                      ------------     -----------
BALANCE AT DECEMBER 31, 1998 .......................    (5,082,795)     (1,310,855)
  Common stock issued to investors in private
    placements .....................................            --         237,000
  Warrants issued to employees, consultants
    and shareholders ...............................            --       4,856,353
  Warrants issued to shareholder ...................            --         695,353
  Stock issued to ISIS .............................            --       3,073,780
  Sale of common stock in initial public offering...            --       8,532,976
  Stock issued to founding surgeons ................   (21,579,640)      2,418,241
  Warrants converted by shareholders................            --              --
  Warrants purchased from shareholder ..............            --              --
  Dividends paid ...................................    (6,149,445)     (6,149,445)
  Net loss .........................................    (9,693,808)     (9,693,808)
                                                      ------------     -----------
BALANCE AT DECEMBER 31, 1999 .......................   (42,505,688)      2,659,595
  Common stock issued in connection with
    the acquisition of the Florida Center for
    Cosmetic Surgery, Inc. .........................            --       1,000,000
  Unwinding of affiliated practice .................            --         130,489
  Conversion of affiliated practice ................            --        (110,924)
  Interest imputed on related party debt ...........            --          59,489
  Fair value of warrants issued in connection
    with the issuance of a long-term note payable...            --         455,380
  Net income .......................................       620,193         620,193
                                                      ------------     -----------
BALANCE AT DECEMBER 31, 2000 .......................  $(41,885,495)    $ 4,814,222
                                                      ============     ===========

  The accompanying notes are an integral part of these consolidated statements.

               THE PLASTIC SURGERY COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


For the years ended December 31:                             2000            1999            1998
                                                          -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..................................    $   620,193     $(9,693,808)    $(3,202,876)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Loss on disposal of property and equipment .......          7,603              --              --
    Depreciation and amortization ....................      1,005,235         183,094           6,548
    Imputed interest on notes payable ................         75,000              --              --
    Expense related to stock and warrant issuance ....             --       5,831,353         787,500
    Expense related to asset impairment ..............             --       1,624,000              --
    Provision for doubtful accounts ..................        175,025              --              --
    Changes in assets and liabilities:
      Accounts receivable ............................       (896,181)       (160,140)             --
      Prepaids and current assets ....................       (103,706)             --              --
      Other assets ...................................        (19,291)             --              --
      Accounts payable ...............................       (104,591)        (13,101)        514,656
      Accrued payroll and payroll related ............       (320,500)        748,631         875,917
      Accrued consulting expense .....................       (623,239)             --              --
      Accrued expenses ...............................        610,690              --              --
                                                          -----------     -----------     -----------
        Net cash provided by (used in)
          operating activities .......................        426,238      (1,479,971)     (1,018,255)
                                                          -----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ................       (217,663)       (174,120)        (26,036)
  Notes receivable payments received .................         33,070              --              --
  Payment to founding practices ......................             --      (2,939,016)             --
  Proceeds from sale of property and equipment .......            600              --              --
  Acquisition of intangible assets ...................             --        (426,800)             --
  Cash paid for the acquisition of the Florida
    Center for Cosmetic Surgery, Inc.,
    net of cash acquired .............................     (1,060,761)             --              --
                                                          -----------     -----------     -----------
Net cash used in investing activities ................     (1,244,754)     (3,539,936)        (26,036)
                                                          -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of capital lease obligations ..............        (11,801)             --              --
  Borrowings on the line of credit ...................        440,000              --              --
  Repayments of the line of credit ...................       (440,000)             --              --
  Borrowings under long-term notes ...................          9,048              --              --
  Payments of related party debt .....................     (1,033,544)             --              --
  Proceeds from debt financing .......................      1,500,000              --              --
  Debt acquisition costs .............................       (213,169)             --              --
  Proceeds from warrants issued ......................            100         695,353              --
  Advance from shareholders ..........................             --         170,121              --
  Payment of advance from shareholder ................             --         (50,121)             --
  Dividend paid to shareholders of founding practices              --      (4,125,975)             --
  Net proceeds from initial public offering ..........             --       8,532,976              --
  Common stock issued to investors ...................             --         237,000       1,263,000
                                                          -----------     -----------     -----------
    Net cash provided by financing activities ........        250,634       5,459,354       1,263,000
                                                          -----------     -----------     -----------
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS
  AND RESTRICTED CASH ................................       (567,882)        439,447         218,709
CASH, CASH EQUIVALENTS AND RESTRICTED CASH,
  beginning of year ..................................        842,307         402,860         184,151
                                                          -----------     -----------     -----------
CASH, CASH EQUIVALENTS AND RESTRICTED CASH,
  end of year ........................................    $   274,425     $   842,307     $   402,860
                                                          ===========     ===========     ===========

  The accompanying notes are an integral part of these consolidated statements.

               THE PLASTIC SURGERY COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


1. BUSINESS, FORMATION AND LIQUIDITY/GOING CONCERN

BUSINESS

The Company owns and/or operates cosmetic surgery and cosmetic laser centers across the United States. The initial business model was based on providing business development services to affiliated cosmetic surgery centers through long-term service agreements. Pursuant to the business services agreements, physicians continue to have final decision authority for the day-to-day management of the Centers, including operations, finance and human resources. For future growth, the Company plans to make a strategic shift to an alternative structure whereby the Company will take control of all business affairs of the Centers. The surgeons then are able to spend their time focused on patient care and surgery. As of December 31, 2000 the Company owned, managed and/or operated 27 cosmetic surgery centers. Subsequent to year-end, the Company dissolved two of its allied center relationships (see note 14).

FORMATION

The Plastic Surgery Company (the "Company"), formerly knows as Better Image, Inc., was incorporated as a Georgia corporation on April 30, 1997 to provide business development services and internet solutions to plastic surgery practices. The Company had no significant operations until the closing of an initial public offering (the "Offering") on December 15, 1999. Upon the closing of the Offering, the Company effected the transfer (the "Transfer"), of certain operating assets and certain liabilities of, or the stock of an entity holding certain assets and certain liabilities of, plastic surgery practice entities (the "Founding Practices") in exchange for cash, notes and shares of common stock. Each Founding Practice transaction was individually negotiated between the Company and the Founding Practice as to all material terms. The Company also entered into long-term business services agreements with these Founding Practices. Sixteen of the original plastic surgery practices were considered promoters and therefore were accounted for consistent with Staff Accounting Bulletin 48 "Accounting for Transfer of Non-Monetary Assets by Promoters or Shareholders in Exchange for Common Stock" ("SAB 48").

Prior to the Offering, the Company reported as a development stage company. Capital was raised through private placement sales of stock and warrants, and all sales activities centered around signing the allied practices that became part of the Company at the Offering.

During 2000, the Company acquired two plastic surgery centers, which are operated by the Company. The Company employs surgeons as independent contractors to perform the procedures. As of December 31, 2000, the Company owned these two centers through its two wholly owned subsidiaries: The Plastic Surgery Company of North Carolina (see note 4), located in Raleigh, North Carolina, and the Florida Center for Cosmetic Surgery ("FCCS")(see note 3), located in Fort Lauderdale, Florida.

LIQUIDITY/GOING CONCERN

The Company has incurred losses in two of the last three years. As of December 31, 2000, the Company had a working capital deficit of $2,332,607 that raises substantial doubt about its ability to continue as a going concern. The Company had a net cash outflow of $567,882 for the year ended December 31, 2000 and incurred a net loss of $300,391 for the quarter ended December 31, 2000. In addition, all cash acquired and generated through FCCS is restricted until the Company pays a $4,100,000 debt obligation due to the sellers of FCCS. Further, the Company must make this debt payment of $4,100,000 on January 1, 2002. Availability under the Company's line of credit is limited. At December 31, 2000, the Company had $250,000 available out of a maximum of $250,000 under the facility.

Management's plans in regard to these items include the following:

     o The Company is currently seeking to raise an additional $6,000,000 to $8,000,000 via a private placement of its common stock

     o  The Company has reduced portions of its fixed overhead expenses

     o In January 2001, the Company converted $154,000 of current accrued expenses into 60,000 shares of the Company's common stock and converted $150,000 of current accrued expenses into a long-term note payable (see
        Note 14)

     o Management is working with a related party debt holder to convert portions of amounts due to Company common stock

     o Management intends to focus additional efforts toward developing and growing its Company owned surgery centers, which have yielded positive cash flows since acquisition

     o  Management intends to acquire or open additional surgery centers

There are no assurances that Management will be able to successfully complete its private placement of common stock or that the ultimate amounts raised will meet the Company's cash flow needs and be sufficient to fund the Company's operations through 2001. In addition, there is no assurance that the Company will be able to successfully convert additional debt into common stock and reduce its current liabilities. Further, there is no assurance that the Company will be able to successfully develop and grow its Company-owned surgery centers or acquire or open new centers. The failure of the Company to successfully achieve one or all of the above items may have a material impact on the Company's financial position and results of operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States and include the accounts of the Company and its wholly owned subsidiaries (see note 1). All intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid investments acquired with original maturities of 90 days or less at the date of purchase. They are recorded at cost, which approximates fair value.

RESTRICTED CASH

Consistent with the acquisition agreement for the purchase of FCCS dated December 18, 2000, all cash purchased plus cash generated from continuing operations is restricted until a $4,100,000 recourse note due the sellers is paid (see notes 3 and 7).

REVENUE RECOGNITION

The Company receives revenue from three different sources:

     (1) Revenue is received by the Company as a fee for business services that are performed for affiliated practices. This fee is calculated based on a rate of 15 percent of actual cash collections received by the affiliated practices, during the period. Revenue is recognized during the period in which cash is received by the affiliated practices, consistent with the management agreements.

     (2) Practice reimbursements revenues are the operating expenses of the practices assumed by the Company. Operating expenses of the founding practices are the responsibility and legal obligation of the Company and included as a component of the Company's revenue, consistent with industry practices. These expenses are as follows:

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


          The amount of operating expenses of the affiliated practices assumed by the Company was as follows:

              For the year ended December 31, 1998        $        --
              For the year ended December 31, 1999        $ 1,266,555
              For the year ended December 31, 2000        $23,889,595

     (3) Cosmetic procedure revenue is generated from the Company's wholly owned surgery centers that were acquired near the end of 2000. Revenue from owned practices is recognized at the time the procedure is performed. For the year ended December 31, 2000, revenue from company-owned centers was $580,703.

SUPPLEMENTAL STATEMENTS OF CASH FLOWS DISCLOSURES

Non-cash investing and financing activities, which are excluded from the consolidated statements of cash flows, are as follows:


For the years ended December 31:                                            2000          1999          1998
                                                                         -----------   -----------      ----
NON-CASH TRANSACTIONS
  Transactions with founding surgeons:
    Stock issued ....................................................... $        --   $23,997,881      $ --
    Notes payable - recorded as dividends .............................. $        --   $ 2,023,470      $ --
    Notes payable - recorded as goodwill ............................... $        --   $ 3,037,652      $ --
    Equipment acquired ................................................. $        --   $   971,985      $ --
  Warrants converted by shareholders ................................... $        --   $ 1,338,982      $ --
  Warrants purchased from shareholders ................................. $        --   $ 5,017,600      $ --
  Issuance of warrants ................................................. $        --   $ 9,269,630      $ --
  Common stock issued in purchase of contract rights from Isis ......... $        --   $ 3,073,780      $ --
  Capital leases to purchase property and equipment .................... $   138,915   $        --      $ --

  Acquisition of FCCS, Unwound and Converted practices:
  Fair market value of assets acquired, net of cash acquired ........... $   551,506   $        --      $ --
  Excess of fair value over cost (Goodwill) ............................   6,905,752            --        --
  Fair value of liabilities assumed ....................................    (936,839)           --        --
  Debt issued for acquisition ..........................................  (4,996,142)           --        --
  Debt forgiven in acquisitions ........................................     556,049            --        --
  Stock Issued in acquisition ..........................................  (1,019,565)           --        --
                                                                         -----------   -----------      ----
    Cash paid for acquisition, net of cash acquired .................... $ 1,060,761   $        --      $ --
                                                                         ===========   ===========      ====
CASH PAID FOR:
  Interest ............................................................. $   379,871   $        --      $ --
  Taxes ................................................................ $     2,513   $        --      $ --

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the assets' estimated useful lives of 2 to 5 years, with leasehold improvements amortized over 7 years or the term of the leases if lesser. Property and equipment are summarized as follows as of December 31:

                                                        2000            1999
                                                     -----------    -----------

Computer equipment and software .................... $   429,901    $   314,747
Furniture and fixtures .............................     355,551        207,057
Medical equipment ..................................     412,405        427,417
Leasehold improvements .............................     433,767        247,644
                                                     -----------    -----------
                                                       1,631,624      1,196,865
Less - accumulated depreciation and amortization....
                                                        (339,721)       (49,285)
                                                     -----------    -----------
                                                     $ 1,291,903    $ 1,147,580
                                                     ===========    ===========

The Company has a policy of capitalizing expenditures that materially increase assets useful lives and charges ordinary maintenance and repairs to operations as incurred. When property or equipment are disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts and any gain or loss is included in operations. Depreciation and amortization expense for the years ended December 31, 2000, 1999 and 1998 was $304,475, $40,764 and $6,548, respectively

FAIR VALUE OF FINANCIAL INSTRUMENTS

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

STOCK OPTIONS AND WARRANTS

The Company accounts for the issuance of options and warrants to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Options and warrants issued to employees at an exercise price at or above fair value at the date of grant would require no compensation expense to be recorded under APB No. 25. Options and warrants issued to non-employees are accounted for under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Options and warrants issued to non-employees require compensation expense to be recorded for the fair value of the equity instrument issued less any consideration received.

BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net income (loss) per share was computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", using the weighted average number of common shares outstanding. Diluted net income
(loss) per share does not include the impact of common stock equivalents for options and warrants of 1,440,500, 2,461,154 and 1,900 for the years ended December 31, 2000, 1999 and 1998, respectively, as their effect would be anti-dilutive.

The following schedule summarizes the information used to compute earnings per common share:

                                                  Years ended December 31,
                                              --------------------------------
                                                2000         1999        1998
                                              ---------     -------     ------
Weighted average number of common
  shares used to compute basic net
  income (loss) per share                     4,524,000     219,000     17,000
Dilutive effect of stock options
  and warrants                                  142,000          --         --
                                              ---------     -------     ------
Weighted average number of common
  shares used to compute diluted net
  income (loss) per common share
                                              4,666,000     219,000     17,000
                                              =========     =======     ======

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the years ended December 2000, 1999, and 1998 is the same as net income (loss) presented in the accompanying consolidated statements of operations.

ADVERTISING AND MARKETING

The costs of advertising are expensed when the advertising takes place. Production costs are expensed the first time that an advertisement runs.

GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangible assets consist of the excess of the purchase price over the fair value of the net assets acquired from asset acquisitions at fair value and amounts paid for a non-compete agreement. Amounts are amortized straight-line over the estimated life of the acquired tangible and intangible assets as follows:

              Goodwill                      3 to 15 years
              Non-compete agreement         3 years

The Company reviews the carrying value of its long-lived assets on a practice-by-practice basis to determine if facts and circumstances exist that would suggest that assets might be impaired or that the amortization period needs to be modified. Among the factors the Company considers in making the evaluation are changes in the practices' market position, reputation, profitability, geographic penetration, the relationship with the physicians and any changes in the legal or regulatory environment. If facts and circumstances are present which may indicate that the carrying amount of the asset may not be recoverable, the Company will prepare a projection of the undiscounted cash flows of the specific practice and determine if the long-lived assets and/or goodwill are recoverable based on these undiscounted cash flows. If the carrying value of the assets exceeds the undiscounted cash flow, the Company will adjust the carrying amount of these assets to their estimated fair value. The Company will determine estimated fair value by reference to quoted market prices, if available, or by considering the prices for similar assets or the results of valuation techniques that include the present value of the estimated future cash flows.

NEW ACCOUNTING PRONOUNCEMENTS

In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In accordance with SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," the Company delayed the implementation of SFAS No. 133, as amended by SFAS No. 138. The standard is effective January 1, 2001 and management does not expect the adoption of the standard to have a significant impact on the financial position or results of operations of the Company.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" summarizing the SEC's views in applying generally accepted accounting principles to various revenue recognition issues. Management believes that its revenue recognition practices are in conformity with SAB No. 101.

In April 2000, the FASB issued FASB Interpretation No. 44 ("FIN No. 44"), "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB No. 25". The Company has adopted the provisions of FIN No. 44, and such adoption did not materially impact the Company's results of operations.

In September 2000 the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Asset and Extinguishment of Liabilities, a replacement of SFAS N. 125. "The standard is effective in 2001 and management does not expect adoption of the standard to have a material effect on the Company's financial position or results of operations.

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform to the current year presentation.

3. ACQUISITION OF FLORIDA CENTER FOR COSMETIC SURGERY

On December 18, 2000, the Company acquired all of the issued and outstanding capital stock of FCCS, for a purchase price of $7,000,000, in accordance with the terms and conditions of the Stock Purchase Agreement. In connection with the Agreement, the Purchase Price included (i) a cash payment in the amount of $900,000, (ii) the issuance of secured promissory notes to the FCCS Shareholders with an aggregate principal amount of $4,100,000 (see note 7), (iii) the issuance of unsecured promissory notes to the FCCS Shareholders with an aggregate principal amount of $1,000,000 (see note 7), and (iv) the issuance of an aggregate of 406,075 shares of Common Stock of the Company with an aggregate fair value at the date of issuance of $1,000,000 to the FCCS Shareholders (see note 10). The acquisition of FCCS resulted in $6,869,078 of goodwill that will be amortized straight-line over a 15-year life (see note 2). Amortization expense of $17,820 is recorded in the accompanying consolidated financial statement for the year ending December 31, 2000. Operating results from "FCCS" from December 18, 2000 through December 31, 2000 are included in the accompanying consolidated financial statements.

The following unaudited pro forma consolidated data summarize the operations for the periods indicated as if the acquisition had been completed on January 1, 1999. These unaudited pro forma amounts for the years ended December 31, 2000 and 1999 are intended for informational purposes only and are not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations.

                                               2000                 1999
                                           -----------          ------------
                                           (unaudited)           (unaudited)

      Revenues                             $37,499,937          $ 7,633,361
      Net income (loss)                    $   756,880          $(9,731,185)
      Basic earnings (loss) per share      $      0.16          $   (15.57)
      Diluted earnings (loss) per share    $      0.17          $   (15.57)

Three of the prior owners of FCCS signed one-year employment contracts with the Company. The contract terms require the Company to make total cash payments of $175,000, which is six months combined salary, in the event of a termination before the end of the contract.

4. UNWINDING AND CONVERSION OF ALLIED PRACTICES

In September 2000, the Company unwound an acquisition and service agreement with a physician who's practice was initially acquired in a business combination accounted for using SAB 48. All the tangible and intangible assets originally transferred at the initial combination were returned, including 153,574 shares of Company common stock which were retired upon receipt. The net effect of the transaction was recorded as an increase in additional paid in capital of $130,489. Cash paid by the Company of $153,574 in the initial acquisition will be repaid with interest over a three-year period. This amount has been included in notes receivable in the accompanying consolidated balance sheets (see note
5).

In October 2000, the Company converted an affiliated practice to a wholly owned subsidiary. The doctor originally working under a service agreement continues to perform procedures at the practice as an independent contractor. The Company purchased the assets and assumed certain liabilities of the practice. The physician returned 40,336 shares of Company common stock issued at the initial practice affiliation, which were retired by the Company (at the fair market value on the date of return), and signed a note receivable to the Company for the value of liabilities assumed and the receivables outstanding at the conversion date (see note 5). The transaction was accounted for as a purchase and the fair value of the consideration received was allocated to net acquired assets with the remaining $301,000 was recorded as a reduction of goodwill.

5. NOTES RECEIVABLE

The Company has two unsecured notes receivable from plastic surgeons that were previously affiliated practices. The principal balances of these notes are $107,875 at 8% interest and $680,896 at 6% interest at December 31, 2000. The smaller note is being repaid based on a three-year amortization schedule. The larger note is a result of a practice that was converted to a wholly owned surgery center (see note 4). The note is repaid by a percentage withheld from the doctor's negotiated fee from ongoing services as an independent contractor surgeon. The Company has provided a reserve, in purchase accounting, of $230,000 for potential default of the notes receivable.

6. LINE OF CREDIT

In July 2000, the Company established a line of credit of $250,000, which matures in July 2001. Interest on the line of credit equals the prime rate plus one percent, or 10.5% at December 31, 2000. The amounts borrowed under the line of credit are secured by a personal guarantee of an officer of the Company, and has no other covenants or restrictions. Interest expense on the line of credit was $5,269 for the year ended December 31, 2000. No amounts were outstanding as of December 31, 2000. Activity under this facility was as follows during 2000:

     Maximum amount outstanding                          $230,000
     Weighted average amount outstanding                 $ 93,000
     Weighted average interest rate during the period        10.5%

7. DEBT OBLIGATIONS

The Company has debt obligations outstanding to both related parties and to third parties.

The Company's related party debt consisted of the following at December 31,:

                                                                                         2000               1999
                                                                                      ----------         ----------
Note payable to shareholder and director, unsecured, net of imputed interest at rates of 14% and 8%, or $59,469 and $75,000 in 2000 and 1999, respectively, payable in monthly installments of $15,000
  with the final balance due in June 2006                                             $  910,531         $  975,000

Notes payable to affiliated practices, unsecured, senior to the note payable to the Mezzanine lender (see below) bearing interest at an annual rate of 8%, payable in monthly installments of $89,085 with the
  final balance due in December 2004                                                   3,665,529          5,061,122

Notes payable to employees and a shareholder/director for accrued payroll and bonuses, unsecured, bearing interest at an annual rate of  8%, payable
  in monthly installments of $36,011, due in December 2003                               758,551                 --

Other                                                                                         --            120,000
                                                                                     -----------        -----------
                                                                                     $ 5,334,611        $ 6,156,122
          Less - Current portion                                                      (1,162,184)        (1,952,557)
                                                                                     -----------        -----------
                                                                                     $ 4,172,427        $ 4,203,565
                                                                                     ===========        ===========

         debt obligation to third parties

The Company's long term notes consisted of the following at December 31,:

                                                                                        2000               1999
                                                                                     -----------        -----------
Secured note payable to sellers of FCCS, bearing interest at an annual rate of 9%, interest payable in monthly installments of $30,750, final
  interest and principal due January 1, 2002                                         $ 4,100,000        $        --

Unsecured note payable to sellers of FCCS, stated interest at an annual rate of 9%, interest imputed at an annual rate of 14%, net of discount of $103,858, principal and interest payable in monthly installments of $12,628 and final payment of approximately $790,000 due on
  January 1, 2004.                                                                       896,142                 --

Note payable to Mezzanine lender, secured by assets of the Company stated interest at an annual rate of 14%, net of discount of $455,380 due to detachable warrants, effective interest at an annual rate of
  24.6%, interest payable in monthly installments of $17,500, principal
  amount of $1,500,000 due December 31, 2005                                           1,044,720                 --

Notes payable to individuals unsecured, bearing interest at an annual rate of 8%, principal and interest payable in monthly payments of
  $28,624 and a final payment January 2002.                                              355,410                 --

Payments due under a non-compete agreement due in monthly installments of
  $20,000 through October 2001                                                           200,000                 --

Other                                                                                     62,837                 --
                                                                                      ----------        -----------
                                                                                       6,659,109                 --
         Less - current portion                                                         (654,354)                --
                                                                                     -----------        -----------
                                                                                     $ 6,004,755        $        --
                                                                                     ===========        ===========

Future principal maturities of all debt obligations above are as follows at December 31, 2000:

        Year Ending December 31,
        ------------------------
            2001                                     $ 1,816,538
            2002                                       5,504,608
            2003                                       2,158,759
            2004                                       1,204,095
            2005                                       1,224,720
            Thereafter                                    85,000
                                                     -----------
                                                     $11,993,720
                                                     ===========

Interest expense on debt was $545,854, $0, and $0 for the years ended December 31, 2000, 1999 and 1998, respectively.

The priority of the debt liquidation is first payment of the $4,100,000 FCCS secured one-year note, second the FCCS unsecured three year note, third the affiliated practices notes, the Mezzanine note, and then all others.

8. INCOME TAXES

The components of the income tax provision for the years ended December 31, 2000, 1999, and 1998 are as follows:

                                  2000          1999             1998
                               ---------     -----------      ----------
Current:
  Federal..................... $      --     $        --      $       --
  State.......................    19,531              --              --
                               ---------     -----------      ----------
                                  19,531              --              --
                               ---------     -----------      ----------
Deferred:
  Federal.....................  (181,010)      1,375,120       1,087,944
  State.......................   (21,296)        183,349         128,115
                               ---------     -----------      ----------
                                (202,306)      1,558,469       1,216,059
                               ---------     -----------      ----------

Change in Valuation allowance    202,306      (1,558,469)     (1,216,059)
                               ---------     -----------      ----------
Total Provision............... $  19,531     $        --      $       --
                               =========     ===========      ==========

The following is a summary of the items which caused recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31, 2000, 1999, and 1998:


                                                   2000        1999        1998
                                                   ----        ----        ----
Statutory federal income tax rate.................  34%        (34)%       (34)%

Effect of:
   State income tax, net of federal benefit.......   3           (4)        (4)
   Change in valuation allowance.................. (37)          98         38
   Permanent items................................   4            0          0
   Warrant expense/acquisition expense............   0          (60)         0
   Other..........................................  (1)           0          0
                                                   ---         ----        ---
          Total...................................   3%           0%         0%
                                                   ===         ====        ===

As reflected in the accompanying statement of operations, the Company incurred a loss from operations during the years ended December 31, 1998 and 1999. Due to the limited operations of the Company, a valuation allowance has been recorded to fully reserve for the deferred tax assets. The components of the deferred tax assets as of December 31, 2000 and 1999 are as follows:

                                                        2000          1999
                                                    -----------    -----------

Net operating loss carryforward ...............     $   186,203    $    48,574
Contract right impairment .....................         575,979        617,120
Accrued liabilities and organizational expenses         644,785        766,437
Amortization of intangible assets .............       1,111,131      1,342,397
Allowance for doubtful accounts ...............          54,124             --
                                                    -----------    -----------
                                                      2,572,222      2,774,528
Valuation allowance ...........................      (2,572,222)    (2,774,528)
                                                    -----------    -----------
                                                    $        --    $        --
                                                    ===========    ===========

The Company has approximately $500,000 of federal and state net operating loss carryforwards at December 31, 2000, expiring at various dates through 2019.

9. COMMITMENTS AND CONTINGENCIES

   Legal

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

Each surgeon may be exposed to professional liability and other claims by providing plastic surgery procedures to the public. Each Founding Practice is required to maintain general liability and malpractice insurance. As a result of providing business services, the Company may be named as a co-defendant in lawsuits against surgeons affiliated with the Founding Practices. The Company does not control the practice of plastic surgery and cannot purchase malpractice insurance. The Company does not control the compliance of the surgeons with regulations or other requirements relating to the practice of medicine. Successful claims could result in large damage awards that could exceed insurance limits. The Company is not aware of any outstanding claims at December 31, 2000 that are expected to materially impact its operations or financial position.

The Company has been named a defendant in various lawsuits arising out of the normal course of business. Management does not expect that the outcome of these matters will have a material effect on the Company's financial position or results of operations.

   Leases

In May 2000, the Company entered into a facility lease agreement for its corporate headquarters that expires in May 2007. In October 2000, as part of acquiring the assets of the affiliate practice in Raleigh, N.C., the Company assumed the remaining six years of the nine-year facility lease expiring in July 2006. In December 2000, as part of the purchase of the FCCS, the Company assumed a four-year lease expiring in July 2005. Rent payments for these facilities are subject to escalation, based upon increases in the consumer price index. In addition, the Company leases certain equipment under non-cancelable operating leases expiring at various dates through May 2007.

The Company has leased equipment under capital lease agreements expiring at various dates through September 2003. As of December 31, 2000, there is $138,915, at cost, included in property and equipment in the accompanying consolidated balance sheets purchased under capital leases.

Aggregate future minimum lease payments under non-cancelable capital and operating leases as of December 31, 2000 are as follows:

Year Ended December 31,:                  Capital      Operating       Total
------------------------                 ---------    ----------   ----------
2001 ..................................  $ 61,981     $  327,939   $  389,920
2002 ..................................    61,981        325,543      387,524
2003 ..................................    39,421        321,312      360,733
2004 ..................................        --        321,312      321,312
2005 ..................................        --        271,057      271,057
Thereafter ............................        --        218,919      218,919
                                         --------     ----------   ----------
                                          163,383     $1,786,082   $1,949,465
                                                      ==========   ==========
Less - amount representing interest
  at 17 and 21 percent ................   (36,269)
                                         --------
Present value of minimum lease payments   127,114
Less - current portion ................   (40,939)
                                         --------
                                         $ 86,175
                                         ========

Rent expense of $114,522, $106,548 and $41,328 was recorded for the years ended December 31, 2000, 1999 and 1998, respectively.

10. COMMON STOCK

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

In January and February of 1999, the Company sold 474 shares of common stock for net proceeds of $237,000.

In May 1999, the Company acquired the rights to negotiate agreements with plastic surgery practices from ISIS Cosmetic Surgery Partners, Inc. As consideration, the Company issued 6,148 shares of its common stock with a fair market value of $3,073,780 and $500,000 in cash. The excess of the fair market value less the net assets acquired was allocated as goodwill among the doctors acquired at the initial public offering.

Pursuant to the registration statement on Form S-1 that became effective in December 1999, the Company offered and sold 1,400,000 shares of stock in its initial public offering for an aggregate offering price of $11,200,000 and net proceeds of approximately $8,533,000.

In September 2000, the Company dissolved its relationship with one of the affiliated practices. The dissolution included the return of 153,574 shares of common stock. In addition the Company acquired another affiliated practice. The terms of the agreement required 40,336 shares of stock to be returned to the Company. These shares were retired (see note 4).

In December 2000, the Company issued in connection with the acquisition of FCCS 406,075 shares of its common stock with a fair market value of $1,000,000 (see note 3).

11. STOCK OPTIONS AND WARRANTS

    Stock Options

The Company has adopted the 1998 Employee Stock Option Plan, the 1999 Non-Employee Director Stock Plan and the 2000 Employee, Director and Consultant Stock Option Plan (collectively, the Plans). The Plans provide for grants of non-qualified and incentive stock options to purchase up to 2,120,000 shares of common stock. Options may be granted to officers, employees, directors and consultants. Options are granted at the fair market value on the date of grant or at a price determined by the Compensation Committee of the Board of Directors. Options typically vest over a four or five year period and expire from five to ten years from the date of grant.

Information regarding the combined stock Option Plan as of December 31, 2000, 1999 and 1998, and changes during the years then ended is summarized as follows:

                            Available        Option     Weighted Average
                            For Grant        Shares      Exercise Price
                            ---------      --------     ----------------
December 31, 1997                 --              --        $    --
                           ---------       ---------        -------
Additional authorized        840,000              --             --
Granted                         (900)            900         500.00
Exercised                         --              --             --
Cancelled                         --              --             --
                           ---------       ---------        -------
December 31, 1998            839,100             900        $500.00
                           ---------       ---------        -------
Additional authorized        280,000              --             --
Granted                     (845,000)        845,000           8.00
Exercised                         --              --           0.00
Cancelled                    150,000        (150,000)          8.00
                           ---------       ---------        -------
December 31, 1999            424,100         695,900        $  8.64
                           ---------       ---------        -------
Additional authorized      1,000,000              --             --
Granted                     (598,800)        598,800           3.34
Exercised                         --              --             --
Cancelled                     10,900         (10,900)         89.91
                           ---------       ---------        -------
December 31, 2000            836,200       1,283,800        $  6.21
                           =========       =========        =======

At December 31, 2000, 1999 and 1998, 312,500, 127,000 and 900 options were exercisable at a weighted average price of $8.00, $10.80 and $500 per share, respectively. The options outstanding at December 31, 2000 expire in various years through 2010. Information about stock options outstanding at December 31, 2000 is summarized as follows:

                                                Weighted           Weighted                        Weighted
                                                 Average            Average                         Average
   Range of                 Options             Remaining          Exercise         Number         Exercise
Exercise Prices           Outstanding         Contract Life         Price         Exercisable        Price
------------------------------------------------------------------------------------------------------------
   $8.00                     801,500           4.31 Years           $8.00           312,500          $8.00
   $8.00
   $4.25                     225,000           4.36 Years           $4.25                --          $  --
   $ --
$2.25 - $2.46                257,300           7.31 Years           $2.36                --          $  --
------------------------------------------------------------------------------------------------------------
$2.25 - $8.00              1,283,800           4.92 Years           $6.21           312,500          $8.00
============================================================================================================

The Company has elected to adopt SFAS No. 123 for disclosure purposes only and applies APB Opinion No. 25 and related interpretations in accounting for its employee stock options. Had the Company applied the fair value based method of accounting, which is not required, to all grants of stock options, under SFAS No. 123, the Company would have recognized compensation expense of $887,796 and $639,447 relating to options for the years ended December 31, 2000 and 1999, respectively. Accordingly, the Company's net income and basic and diluted earnings per share would have reflected the following unaudited pro forma amounts:

                                                   2000             1999
                                                 ---------      ------------
         Pro forma net loss                      $(267,603)     $(10,333,255)
         Pro forma basic net loss per share      $   (0.06)     $     (47.19)
         Pro forma diluted net loss per share    $   (0.06)     $     (47.19)

The weighted average fair value of options granted during 2000, 1999 and 1998 was $2.50, $6.00 and $0, respectively.

Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                      2000           1999           1998
                                                    ---------      ---------      ---------
Expected dividend yield..........................       --            --             --
Risk-free interest rate..........................   5.25-6.74%     6.09-6.20%     6.09-6.20%
Expected volatility..............................      100%           81%            81%
Expected life (in years).........................   2-5 years      3-4 years      3-4 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option value models also require the input of highly subjective assumptions such as expected option life and expected stock price volatility.

    Stock Warrants

WARRANTS ISSUED TO EMPLOYEES AND CONSULTANTS

On May 12, 1999, the Company issued warrants to purchase 160,000 shares of common stock to certain employees and a consultant of the Company for an exercise price per share equal to $2.50. The warrants are not subject to adjustment for stock split, stock dividends or any other reorganization of the Company's outstanding stock. The Company recorded expense of $1,148,112 related to the issuance of these warrants based on the fair value of the Company's common stock on the date of issuance of $8.93 per share.

On December 15, 1999, certain Founding Practice surgeons received warrants to purchase an aggregate of 137,750 shares of common stock with an exercise price per share equal to the initial public offering price of $8.00, exercisable for a five year term, for referring surgeons for affiliation with the Company and assistance in the recruitment of officers of the Company. The Company also issued warrants to individuals not affiliated with the Company to purchase an aggregate of 125,000 shares of common stock with an exercise price per share equal to the initial public offering price of $8.00, exercisable for a five-year term, for referring surgeons to the Company. The Company recorded $1,179,070 in expense related to these warrants, based on a Black-Scholes value of $4.49 per warrant.

On December 29, 1999 the Company's board of directors approved the purchase of 700,000 warrants from the Chairman of the Board. The warrants were sold to the Chairman on May 13, 1999 for $.50 per warrant and had an exercise price of $2.50 per share. The Company purchased the warrants for the issuance (i) of a non-interest bearing promissory note in the principal amount of $1,050,000 and
(ii) warrants to purchase 700,000 shares of common stock at $8.00 per share (see note 12). The note was recorded at its principal value less a discount of $75,000. Compensation expense of $3,504,171 related to the issuance of the warrants and the note was recorded. $2,529,171 of compensation expense related to the warrants with the remaining $975,000 being the net value of the note payable to the Chairman of the Board.

WARRANTS ISSUED TO SHAREHOLDERS

On May 13, 1999, the Company sold warrants to purchase 1,390,204, including those issued to the Chairman of the Board, shares of common stock at an exercise price per share equal to $2.50. The purchase price was $.50 per warrant. The Company received cash proceeds of $303,852 from the sale of these warrants. The Company received notes from a consultant and certain officers and employees in the amount of $391,250, for the $.50 per warrant purchase price of the warrants. The notes were full recourse notes that were to mature three years from the date of issuance and accrue interest at a rate of 8% per annum. The notes were subsequently paid off prior to June 30, 1999 by an offset to accrued compensation owed to the consultant and the employees. The warrants may be exercised in whole or in part for a five-year term commencing on the date of issuance. The warrants are not subject to adjustment for stock split, stock dividends or any other reorganization of the Company's outstanding stock. As the warrants were a cost of raising capital, the Company recorded a charge to additional paid-in capital of $9,269,630 related to the issuance of these warrants based on the fair value of the Company's common stock on the date of issuance of $8.93 per share.

WARRANTS CONVERTED

On December 15, 1999, certain warrant holders elected to convert 186,800 warrants through a cashless exercise at $2.50 per share exercise price. The warrants were converted into 128,426 shares of common stock. The Company recorded this transaction by removing the value of warrants of $1,338,982 and recording it as paid-in capital.

On December 15, 2000 the Company issued warrants to purchase 405,154 shares of common stock to Pacific Mezzanine Fund, L.P. as part of the consideration for a $1,500,000 loan (see note 7). The warrants have an exercise price of $2.50, and are exercisable for a ten-year period. The Company recorded $455,380 in debt discount related to these warrants, based on a Black-Scholes value of $1.12 per warrant.

12. RELATED PARTY TRANSACTIONS

AGREEMENTS WITH FOUNDING PRACTICES

The Company completed, through a series of stock acquisitions and mergers and asset transfers, the acquisition of certain assets and assumption of certain liabilities of the Founding Practices concurrently with the initial public offering of shares of its common stock. Each Founding Practice has entered into three agreements, collectively referred to as the business services agreements:
(i) an acquisition agreement pursuant to which the Company purchases certain operating assets of each practice; (ii) a 20 or 25 year business services agreement whereby the Company agrees to provide management or consulting services to the practice; and (iii) an employment agreement between the practice and each surgeon who is an equity holder in the practice or who provides services through such practice on an average of more than ten days each month. As of December 31, 2000, the founding practices owned 2,805,824 shares of common stock and were due notes payable in the amount of $3,665,529 recorded as related party debt in the accompanying consolidated balance sheets.

AGREEMENTS WITH OFFICERS AND DIRECTORS

On May 13, 1999, the Company sold to the Chairman of the Board warrants to purchase 700,000 shares of common stock at an exercise price per share equal to $2.50. The purchase price was $.50 per share. The Company received a note from the Chairman in the amount of $350,000 for the $.50 purchase price of the warrants. The note was full recourse and was to mature three years from the date of issuance and accrue interest at a rate of 8% per annum. The note was paid off prior to June 30, 1999 by an offset to accrued compensation. On December 29, 1999, the board of directors approved the purchase of the warrants from the Chairman for the issuance (i) of a non-interest bearing promissory note in the principal amount of $1,050,000 (see note 7) and (ii) warrants to purchase 700,000 shares of common stock at $8.00 per share. The note provides for repayment in monthly installments of $15,000 and prepayment without penalty at any time or from time to time at the discretion of the board of directors. The warrants may be exercised in whole or in part for a five-year term beginning on the date of issuance. The Company recorded a compensation charge of approximately $3.5 million in 1999 related to these transactions.

In December 2000 the Company converted $758,551 of commissions, bonus and payroll accrued at December 31, 1999, with an interest rate of 8%, into three-year notes payable. Interest expense of $64,552 was recorded for these notes for the year ended December 31, 2000. $88,000 of these notes was to a director, the remaining $589,803 was to officers of the Company. The notes are included in related party debt (See Note 7) in the accompanying consolidated balance sheets.

13. SEGMENT INFORMATION

The Company has two reportable business segments, both in the medical industry: management services for affiliated practices and operation of personal image centers. The reportable segments are based on the types of services provided. The Company operates personal image centers through its two wholly owned subsidiaries. These have been aggregated as a single reportable segment due to the similarities in economic characteristics, the services provided, the processes involved, the types of customers and the regulatory environment.

Revenues from management services to affiliated practices are generated from the affiliated surgeons participating in management agreements for the years ended December 31, 2000 and 1999, as well as the practice reimbursements from such affiliated practices (see note 2). Revenues from the operation of personal image centers are generated from the performance of surgical procedures for the year ended December 31, 2000. The Company evaluates performance based on several factors, of which the primary financial measures are revenues and operating income (loss).

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 of the Notes to Consolidated Financial Statements.

The Company had no customers representing more than 10% of revenues in any year. Substantially all of the Company's revenues were earned in the United States. All of the Company's long-lived assets reside in the United States.

Summarized financial information concerning the Company's reportable segments is shown in the following tables.

                                                           2000                1999               1998
                                                        -----------        ------------         --------
Revenues:
  Personal image centers                                $   580,703        $         --         $     --
  Affiliated practices - management fees                  5,166,683             160,140               --
  Affiliated practices - practice reimbursements         23,889,595           1,266,555               --
                                                        -----------        ------------         --------
       Total                                            $29,636,981        $  1,426,695         $     --
                                                        ===========        ============         ========

Operating income (loss):
  Personal image centers                                $   111,659        $         --         $     --
  Management of affiliated practices                      1,044,463          (9,699,934)              --
                                                        -----------        ------------         --------
       Total                                            $ 1,156,122        $ (9,699,934)        $     --
                                                        ===========        ============         ========

Interest expense:
  Personal image center                                 $       156        $         --         $     --
  Management of affiliated practices                        545,698                  --               --
                                                        -----------        ------------         --------
       Total                                            $   545,854        $         --         $     --
                                                        ===========        ============         ========

Depreciation and amortization:
  Personal image centers                                $    10,410        $         --         $     --
  Management of affiliated practices                        994,825             183,094            6,548
                                                        -----------        ------------         --------
       Total                                            $ 1,005,235        $    183,094         $  6,548
                                                        ===========        ============         ========

Assets:
  Personal image centers                                $ 1,241,153        $         --
  Management of affiliated practices                     17,316,753          11,302,201
                                                        -----------        ------------
                                                        $18,557,906        $ 11,302,201
                                                        ===========        ============

Capital expenditures:
  Personal image centers                                $        --        $         --         $     --
  Management of affiliated practice                         217,663             174,120           26,036
                                                        -----------        ------------         --------
       Total                                            $   217,663        $    174,120         $ 26,036
                                                        ===========        ============         ========

14. SUBSEQUENT EVENTS

In January 2001, the Company converted $156,000 of current accrued expenses into 60,000 shares of Company common stock and converted $150,000 of current accrued expenses into a five-year long-term note payable.

In March 2001, the Company unwound the acquisitions and service agreements of two additional physicians whose practices were initially acquired in a business combination accounted for using SAB 48. All the tangible and intangible assets originally transferred at the initial combination were returned. The net effect of the transactions will be recorded in additional paid in capital.

        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE


To The Plastic Surgery Company, Inc. and Subsidiaries:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of The Plastic Surgery Company, Inc. and Subsidiaries included in this Form 10-K, and have issued our report thereon dated March 30, 2001. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II - Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


ARTHUR ANDERSEN LLP


Los Angeles, California
March 30, 2001

                                                                     SCHEDULE II


                  PLASTIC SURGERY COMPANY, INC AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000

                                      Balance at              Charged to                   Balance
                                      Beginning               Costs and                    at End
                                       of Year    Deductions    Expenses      Other        of Year
                                      ----------  ----------    --------    --------       --------
Year Ended December 31, 1998:
  Allowance for doubtful accounts        $ --       $ --        $     --    $     --       $     --
  Notes receivable reserve               $ --       $ --        $     --    $     --       $     --

Year Ended December 31, 1999:
  Allowance for doubtful accounts        $ --       $ --        $     --    $     --       $     --
  Notes receivable reserve               $ --       $ --        $     --    $     --       $     --

Year Ended December 31, 2000:
  Allowance for doubtful accounts        $ --       $ --        $175,025          --       $175,025
  Notes receivable reserve               $ --       $ --        $     --    $230,000(1)    $230,000

----------------
(1) Reserve recorded in purchase accounting at acquisition of assets

                                  EXHIBIT INDEX

        2.1 Form of Agreement and Plan of Reorganization between The Plastic Surgery Company and the Founding Centers (incorporated by reference to Exhibit
2.1 of The Plastic Surgery Company's Registration on Form S-1 Registration No. 333-78565)

        2.2 Form of Amendment to the Form of Agreement and Plan of Reorganization between The Plastic Surgery Company and the Founding Centers (incorporated by reference to Exhibit 2.2 of The Plastic Surgery Company's Registration on Form S-1 Registration No. 333-78565)

        2.3 Form of Purchase and Sale Agreement between The Plastic Surgery Company and the Founding Centers (incorporated by reference to Exhibit 2.3 of The Plastic Surgery Company's Registration on Form S-1 Registration No. 333-78565)

        2.4 Form of Stock Purchase and Sale Agreement between The Plastic Surgery Company and the Founding Centers (incorporated by reference to Exhibit
2.4 of The Plastic Surgery Company's Registration on Form S-1 Registration No. 333-78565)

        2.5 Letter Agreement between The Plastic Surgery Company and Isis Cosmetic Surgery Partners, Inc. dated May 13, 1999 (incorporated by reference to
Exhibit 2.5 of The Plastic Surgery Company's Registration on Form S-1 Registration No. 333-78565)

        2.6 Form of Amendment to Agreement and Plan of Reorganization dated as of November 11, 1999 between The Plastic Surgery Company and the Founding Centers (incorporated by reference to Exhibit 2.6 of The Plastic Surgery Company's Registration on Form S-1 Registration No. 333-78565)

        2.7 Form of Amendment to Purchase and Sale Agreement dated as of November 11, 1999 between The Plastic Surgery Company and the Founding Centers (incorporated by reference to Exhibit 2.7 of The Plastic Surgery Company's Registration on Form S-1 Registration No. 333-78565)

        2.8 Form of Amendment to Agreement and Plan of Reorganization dated as of November 24, 1999 between The Plastic Surgery Company and Founding Centers (incorporated by reference to Exhibit 2.8 of The Plastic Surgery Company's Registration on Form S-1 Registration No. 333-78565)

        2.9 Form of Amendment to Purchase and Sale Agreement dated as of November 24, 1999 between The Plastic Surgery Company andFounding Centers (incorporated by reference to Exhibit 2.9 of The Plastic Surgery Company's Registration on Form S-1 Registration No. 333-78565)

        2.10 Stock Purchase Agreement between and among The Plastic Surgery Company and the stockholders of the Florida Center for Cosmetic Surgery, dated November 15, 2000 (incorporated by reference to Exhibit 2.1 of The Plastic Surgery Company's Current Report on Form 8-K, filed on December 18, 2000.

        3.1 Form of Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of The Plastic Surgery Company's Registration on Form S-1 Registration No. 333-78565)

        3.2 Form of Amended and Restated Bylaws (incorporated by reference to
Exhibit 3.2 of The Plastic Surgery Company's Registration on Form S-1 Registration No. 333-78565)


        4.1 Specimen Common Stock Certificate (incorporated by reference to
Exhibit 4.1 of The Plastic Surgery Company's Registration on Form S-1 Registration No. 333-78565)

        4.2 Form of Warrant Agreement between The Plastic Surgery Company and the representatives of the underwriters of The Plastic Surgery Company's initial public offering. (incorporated by reference to Exhibit 4.2 of The Plastic Surgery Company's Registration on Form S-1 Registration No. 333-78565)

        4.3 Form of Referral Warrant (incorporated by reference to Exhibit 4.3 of The Plastic Surgery Company's Registration on Form S-1 Registration No. 333-78565)

        10.1 Amendment to Employment Agreement between The Plastic Surgery Company and David Challoner dated February 25, 1999 (incorporated by reference to Exhibit 10.3 of The Plastic Surgery Company's Registration on Form S-1 Registration No. 333-78565)

        10.2 Amendment to Employment Agreement between The Plastic Surgery Company and Patricia Altavilla dated March 1, 1999 (incorporated by reference to
Exhibit 10.5 of The Plastic Surgery Company's Registration on Form S-1 Registration No. 333-78565)

        10.3 Form of Service Agreement between The Plastic Surgery Company and the Founding Centers (incorporated by reference to Exhibit 10.7 of The Plastic Surgery Company's Registration on Form S-1 Registration No. 333-78565)

        10.4 Form of Amendment to Form of Service Agreement between The Plastic Surgery Company and the Founding Centers (incorporated by reference to Exhibit
10.8 of The Plastic Surgery Company's Registration on Form S-1 Registration No. 333-78565)

        10.5 Form of Consulting and Business Services Agreement between The Plastic Surgery Company and the Founding Centers (incorporated by reference to
Exhibit 10.9 of The Plastic Surgery Company's Registration on Form S-1 Registration No. 333-78565)

        10.6 Form of Employment Agreement between the affiliated surgeons and the affiliated Centers (incorporated by reference to Exhibit 10.1 of The Plastic Surgery Company's Registration on Form S-1 Registration No. 333-78565)

        10.7 1998 Employee Stock Option Plan (incorporated by reference to
Exhibit 10.11 of The Plastic Surgery Company's Registration on Form S-1 Registration No. 333-78565)

        10.8 1999 Non-Employee Director Stock Plan (incorporated by reference to
Exhibit 10.12 of The Plastic Surgery Company's Registration on Form S-1 Registration No. 333-78565)

        10.9 Amendment to Employment Agreement between The Plastic Surgery Company and Dennis E. Condon dated June 30, 1999 (incorporated by reference to
Exhibit 10.13 of The Plastic Surgery Company's Registration on Form S-1 Registration No. 333-78565)

        10.10 Loan Agreement between The Plastic Surgery Company and Pacific Mezzanine Fund, L.P., dated December 18, 2000

        10.11 Warrant issued to Pacific Mezzanine Fund, L.P., dated December 18, 2000

        23.1 Consent of Arthur Andersen, LLP