Form 10-Q
period 2001-03-31
PLASTIC SURGERY CO
filed 2001-05-15
CIK 1041623

                       Securities and Exchange Commission
                             Washington, D.C. 20549





                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001




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





         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ]

         As of March 31, 2001, the registrant had 4,692,158 shares of common stock outstanding.

                           THE PLASTIC SURGERY COMPANY

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX


PART I            FINANCIAL INFORMATION

Item 1            Condensed Consolidated Financial Statements ............. 3-5

                  Condensed Consolidated Balance Sheets as of March 31,
                  2001 (unaudited) and December 31, 2000 .................. 3

                  Condensed Consolidated Statement of Operations for
                  the Three Months Ended March 31, 2001
                  (unaudited) and March 31, 2000 (unaudited) .............. 4

                  Condensed Consolidated Statement of Cash Flows for
                  the Three Months Ended March 31, 2001
                 (unaudited) and March 31, 2000 (unaudited) ............... 5

                  Notes to Condensed Consolidated Financial Statements .... 6-8

Item 2            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ..................... 9-12

Item 3            Quantitative and Qualitative Disclosure About
                  Market Risk ............................................. 12


PART II           OTHER INFORMATION

Item 1            Legal Proceedings ......................................  13

Item 6            Exhibits and Reports on Form 8-K ........................ 13


                                               PART I
                                        FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                     THE PLASTIC SURGERY COMPANY
                                       CONDENSED CONSOLIDATED
                                           BALANCE SHEETS
                                                                    March 31,
                                                                     2001            December 31,
                                                                  (Unaudited)            2000
                                                                  ------------       ------------
                                     ASSETS
CURRENT ASSETS:
  Cash, cash equivalents and restricted cash ..................   $   221,957        $   274,425
   Accounts receivable, net ...................................       772,118            602,498
   Current portion of notes receivable ........................       309,771             31,872
   Other current assets .......................................       221,391            238,925
                                                                  ------------       ------------
    Total current assets ......................................     1,525,237          1,147,720
                                                                  ------------       ------------
Property and Equipment, net ...................................     1,088,365          1,291,903
Goodwill, net .................................................    14,747,838         15,028,216
Other Intangibles, net ........................................       324,294            329,849
 Notes Receivable, net ........................................       504,563            526,899
 Debt Issuance Costs, net .....................................       202,476            214,028
 Other assets .................................................        19,291             19,291
                                                                  ------------       ------------
                                                                  $18,412,064        $18,557,906
                                                                  ============       ============
           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt ...........................   $ 6,282,602        $ 1,857,477
  Accounts payable ............................................       779,995            647,668
   Accrued payroll and payroll related ........................       217,258            185,728
   Accrued consulting expenses ................................        93,997            406,395
   Accrued expenses ...........................................       262,691            383,059
                                                                  ------------       ------------
     Total current liabilities ................................     7,636,543          3,480,327
 LONG-TERM DEBT: ..............................................     5,875,100         10,263,357
                                                                  ------------       ------------
     Total liabilities ........................................    13,511,643         13,743,684
Commitments and Contingencies
SHAREHOLDERS' EQUITY:
  Common stock; no par value; 100,000,000 shares
     authorized, and 4,692,158 and 4,765,873 shares issued and
     outstanding at March 31, 2001 and December 31, 2000                    -                  -
  Paid-in capital .............................................    37,777,524         37,529,583
  Warrants ....................................................     9,170,134          9,170,134
  Accumulated deficit .........................................   (42,047,237)       (41,885,495)
                                                                  ------------       ------------
     Total shareholders' equity ...............................     4,900,421          4,814,222
                                                                  ------------       ------------
                                                                  $18,412,064        $18,557,906
                                                                  ============       ============


The accompanying notes are an integral part of these condensed consolidated statements.

                                        3

                           THE PLASTIC SURGERY COMPANY
                             CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                   For the Three   For the Three
                                                    Months Ended    Months Ended
                                                  March 31, 2001  March 31, 2000
                                                     ------------   ------------
Revenues:
  Practice reimbursements ........................   $ 4,850,984    $ 6,312,529
  Management fees ................................     1,203,775      1,325,989
  Cosmetic procedures ............................     2,795,674              -
                                                     ------------   ------------
    Total revenue ................................     8,850,433      7,638,518
                                                     ------------   ------------
Direct expenses:
  Salaries, wages, and benefits ..................     1,698,463      1,831,327

  Cost of procedures .............................       912,083              -
  Medical supplies ...............................     1,259,670        850,825
  Advertising ....................................       635,700        640,801
  Rent ...........................................       655,400        727,234
                                                     ------------   ------------
     Total direct expenses .......................     5,161,316      4,050,187
Salaries, wages and benefits .....................     1,158,503        360,145
General operating expenses .......................     1,934,630      2,486,585
Depreciation and amortization ....................       415,214        227,907
                                                     ------------   ------------
  Total operating expenses .......................     8,669,663      7,124,824
                                                     ------------   ------------
Operating income .................................       180,770        513,694
Other income .....................................         1,404          7,145
Interest expense .................................      (343,916)      (119,118)
                                                     ------------   ------------
Income (loss) before provision for income taxes ..      (161,742)       401,721
Provision for income taxes .......................             -         36,424
                                                     ------------   ------------
Net income (loss) ................................   $  (161,742)   $   365,297
Basic earnings (loss) per share ..................   $     (0.03)   $      0.08
                                                     ============   ============
Weighted average basic shares outstanding ........     4,778,787      4,553,708
                                                     ============   ============
Diluted earnings (loss) per share ................   $     (0.03)   $      0.08
                                                     ============   ============
Weighted average diluted shares outstanding ......     4,778,787      4,865,061
                                                     ============   ============


  The accompanying notes are an integral part of these condensed consolidated statements.


                           THE PLASTIC SURGERY COMPANY
                             CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                            For the Three   For the Three
                                                             Months Ended   Months Ended
                                                            March 31, 2001 March 31, 2000
                                                               ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ........................................   $(161,742)   $ 365,297
  Adjustments to reconcile net income (loss) to net
   cash Provided by (used in) operating activities:
    Loss on disposal of property and equipment .............          --        7,603
    Proceeds from sale of property and equipment ...........          --          600
    Depreciation and amortization ..........................     415,214      227,907
    Changes in assets and liabilities:
      Accounts receivable ..................................    (229,066)    (637,604)
      Prepaids and current assets ..........................          --      (34,587)
      Other assets .........................................      19,633      (71,316)
      Accounts payable .....................................      98,901     (107,888)
      Accrued payroll and payroll related ..................      23,132           --
      Accrued consulting expense ...........................          --      114,861
      Accrued expenses .....................................    (120,368)          --
                                                               ----------   ----------
         Net cash provided by (used in) operating activities      45,704     (135,127)
                                                               ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment .......................     (10,361)     (50,585)
  Proceeds from practice unwinding .........................     150,000           --
  Notes receivable issued ..................................    (280,000)          --
  Notes receivable payments received .......................      22,336           --
                                                               ----------   ----------
         Net cash used in investing activities .............    (118,025)     (50,585)
                                                               ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit .............................     190,000           --
  Payment of debt ..........................................    (170,147)    (282,278)
                                                               ----------   ----------
         Net cash provided by (used in) financing activities      19,853     (282,278)
                                                               ----------   ----------
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH ...     (52,468)    (467,990)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH,
  Beginning of period ......................................     274,425      842,307
                                                               ----------   ----------
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, End of period ..   $ 221,957    $ 374,317
                                                               ==========   ==========

The accompanying notes are an integral part of these condensed consolidated statements.


                           THE PLASTIC SURGERY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND ORGANIZATION

    GENERAL DESCRIPTION OF BUSINESS

    The Plastic Surgery Company (the "Company") acquires, develops and manages elective cosmetic and laser surgery centers. The Company operates outside of the managed care market and provides private pay, fee-for-service cosmetic surgery and laser procedures through a retail network of surgery centers (the "Centers"). These services include cosmetic surgery, cosmetic laser skin treatments and physician-directed skin care which the Company plans to brand under the national umbrella of Personal Image Centers. The Company currently owns and/or manages 25 Centers located throughout the United States. Headquartered in Santa Barbara, California, the Company completed its initial public offering on December 10, 1999 and its common stock trades on the American Stock Exchange under the ticker symbol PSU.

    Basis of Presentation

    The consolidated financial statements included herein have been prepared in accordance with rule 10-01 of Regulation S-X. Pursuant to applicable regulations of the Securities and Exchange Commission (the "SEC"), the information at March 31, 2001 and for the three-month periods ended March 31, 2001 and 2000 is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the interim periods ended March 31, 2001 and March 31, 2000. In the opinion of management, the accompanying condensed financial statements include the accounts of the Company and all adjustments necessary to present fairly the Company's financial position at March 31, 2001 and December 31, 2000, and its results of operations and cash flows for the three months ended March 31, 2001 and March 31, 2000.

    Operating results for interim periods are not necessarily indicative of the results for full years. These condensed financial statements should be read in conjunction with the financial statements of The Plastic Surgery Company and related notes thereto, and management's discussion and analysis related thereto, all of which are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

    The Company currently does not consolidate the operations of the practices that it manages because the arrangements do not meet the requirements for consolidation as set forth in Emerging Issues Task Force 97-2. The Company does consolidate the operations of its wholly owned subsidiaries.

2. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

    The restricted cash balance was $195,238 at March 31, 2001 and $118,048 at December 31, 2000.

3. PROPERTY AND EQUIPMENT

    Property and Equipment is stated at cost. Depreciation and amortization is provided using the straight-line method over the assets' estimated useful lives of two to seven years. Property and equipment consisted of the following:


                                               March 31, 2001  December 31, 2000
                                                ------------      ------------
Computer hardware and software                  $   425,957       $   429,901
Furniture and fixtures                              311,873           355,551
Medical equipment                                   324,828           412,405
Leasehold improvements                              408,392           433,767
                                                ------------      ------------
                                                  1,471,050         1,631,624
      Less accumulated depreciation                (382,685)         (339,721)
                                                ------------      ------------
                                                $ 1,088,365       $ 1,291,903
                                                ============      ============

4. NOTES RECEIVABLE

    The Company has unsecured notes receivable from plastic surgeons that were previously affiliated practices. The principal balances of these notes are $1,044,334 at March 31, 2001 and $788,771 at December 31, 2000. These notes bear interest at rates ranging from 6% to 8% and are being repaid based on amortization schedules or as a percentage withheld from the doctor's negotiated fee from ongoing services as an independent contractor surgeon. The Company has provided a reserve, in purchase accounting, of $230,000 for potential default of the notes receivable.

5. DEBT

    The Company's debt consisted of the following:

                                               March 31, 2001  December 31, 2000
                                                 -------------   -------------
Notes payable to employees/shareholders          $  1,833,225    $  1,669,082
Notes payable to affiliated practices               3,393,717       3,665,529
Secured notes payable to sellers of
    the Florida Center                              4,989,385       4,996,142
Note payable to Mezzanine lender                    1,060,899       1,044,720
Line of credit                                        190,000               -
Miscellaneous notes payable and capital leases        690,476         745,361
                                                 -------------   -------------
                                                   12,157,702      12,120,834
Less current portion                               (6,282,602)     (1,857,477)
                                                 -------------   -------------
                                                 $  5,875,100    $ 10,263,357
                                                 =============   =============

6. EARNINGS (LOSS) PER SHARE

    Basic earnings (loss) per share represents net earnings (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share represents net earnings (loss) divided by the weighted-average number of shares outstanding including the dilutive impact of common stock equivalents calculated using the treasury stock method. For the three-month period ended March 31, 2000, the difference between the weighted-average number of shares used in the basic computation compared to that used in the diluted computation was due to the dilutive impact of options and warrants to purchase common stock.

    The reconciliation of basic to diluted weighted-average shares for the three months ended March 31 are as follows:

                                                             2001        2000
                                                          ----------  ----------
Weighted-average shares used in basic computation         4,778,787   4,553,708
Dilutive stock options and warrants                               -     311,353

                                                          ----------  ----------
Weighted-average shares used for dilutive  computation    4,778,787   4,865,061
                                                          ==========  ==========

7. UNWINDING OF AFFILIATED PRACTICES

    In March 2001, the Company unwound the acquisitions and service agreements of one additional physician whose practice was initially acquired in a business combination accounted for using SAB 48. All the tangible and intangible assets originally transferred at the initial combination were returned. The net effect of the transaction was recorded in additional paid in capital.

8. CONVERSION OF ACCRUED EXPENSES

    In January 2001, the Company converted $156,000 of current accrued expenses into 60,000 shares of Company common stock and converted $150,000 of current accrued expenses into a five-year long-term note payable.

9. SEGMENT INFORMATION

    The Company has two reportable business segments, both in the medical industry: operation of personal image centers and management services for affiliated practices and operation of personal image centers. The reportable segments are based on the types of services provided. The Company operates personal image centers through its two wholly owned subsidiaries. These have been aggregated as a single reportable segment due to the similarities in economic characteristics, the services provided, the processes involved, the types of customers and the regulatory environment.

    Revenues from the operation of personal image centers are generated from the performance of surgical procedures for the quarter ended March 31, 2001. Revenues from management services to affiliated practices are generated from the affiliated surgeons participating in management agreements for the quarters ended March 31, 2001 and 2000, as well as the practice reimbursements from such affiliated practices. The Company evaluates performance based on several factors, of which the primary financial measures are revenues and operating income (loss).

    The Company had no customers representing more than 10% of revenues in either quarter. Substantially all of the Company's revenues were earned in the United States. All of the Company's long-lived assets reside in the United States.

    Summarized financial information concerning the Company's reportable segments for the quarters ended March 31 is shown in the following tables:

                                                       2001            2000
                                                   -------------   -------------
Revenues:
  Personal image centers ........................  $  2,795,674               -
  Affiliated practices - management fees ........     1,203,775    $  1,325,989
  Affiliated practices - practice reimbursements      4,850,984       6,312,529
                                                   -------------   -------------
       Total ....................................  $  8,850,433    $  7,638,518
                                                   =============   =============
Operating income:
  Personal image centers ........................  $    351,071               -
  Management of affiliated practices ............      (170,301)   $    513,694
                                                   -------------   -------------
       Total ....................................  $    180,770    $    513,694
                                                   =============   =============
Interest expense:
  Personal image center .........................  $        140               -
  Management of affiliated practices ............       343,776    $    119,118
                                                   -------------   -------------
       Total ....................................  $    343,916    $    119,118
                                                   =============   =============
Depreciation and amortization:
  Personal image centers ........................  $     46,243               -
  Management of affiliated practices ............       368,971    $    227,907
                                                   -------------   -------------
       Total ....................................  $    415,214    $    227,907
                                                   =============   =============
Assets (March 31, 2001 and December 31, 2000):
  Personal image centers ........................  $  1,247,424    $  1,241,153
  Management of affiliated practices ............    17,164,640      17,316,753
                                                   -------------   -------------
        Total ...................................  $ 18,412,064    $ 18,557,906
                                                   =============   =============
Capital expenditures:
  Personal image centers ........................  $     10,361               -
  Management of affiliated practice .............             -    $     50,585
                                                   -------------   -------------
       Total ....................................  $     10,361    $     50,585
                                                   =============   =============

10. GOING CONCERN

    The Company's Report of Independent Public Accountants issued in connection with the December 31, 2000 consolidated financial statements was qualified as to the Company's ability to continue as a going concern. The Company has been advised by it's Independent Public Accountants that, if prior to the completion of their audit of the Company's financial statements for the year ending December 31, 2001, the Company is unable to demonstrate its ability to fund operations for the following 12 months, their auditor's report on those financial statements will be modified for the contingency related to the Company's ability to continue as a going concern.

11. SUBSEQUENT EVENT

    In May 2001, the Company acquired the assets of an affiliated practice in exchange for 97,778 shares of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "1934 Act"). Although the Company believes that its expectations are based on reasonable assumptions, there can give no assurance that its goals will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, without limitation, the ability to secure capital, and the related cost of such capital, needed to continue as a going concern and to fund its future growth, the ability to identify suitable acquisition candidates, regulatory development and changes in the United States healthcare system and medical profession that may affect the profitability or the enforceability of the agreements with the affiliated practices and the other factors detailed in the Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

OVERVIEW

    The Company acquires, develops and manages elective cosmetic and laser surgery centers. It operates outside of the managed care market and provides private pay, fee-for-service cosmetic surgery and laser procedures through a retail network of surgery centers (the "Centers"). These services include cosmetic surgery, cosmetic laser skin treatments and physician-directed skin care all "under one roof." The Company currently owns and/or manages 25 Centers located throughout the United States and Canada and has recently launched a national branding strategy in selected facilities under the name Personal Image Centers. During the third and fourth quarter of 2000, the company converted an affiliated practice into a Personal Image Center and acquired the Florida Center for Cosmetic Surgery. These transactions marked the Company's entrance into the ownership of Personal Image Centers whereby the company takes more control over the business aspects of the practice. The Company believes that the strategic conversions will allow it to focus additional efforts toward developing and growing surgery centers.

    Under its business services agreements the Company earns revenue from providing services and facilities to affiliated practices at Centers on a monthly basis as each affiliated practice collects its cash. The agreements provide that each affiliated practice will pay the Company fees based on a percentage of the net cash collected by that affiliated practice. The Company's revenue consists of the sum of the service fee and amounts equal to the operating expenses of the affiliated practice assumed by it under the business services agreements. The operating expenses of the affiliated practice that are the Company's responsibility and that it is legally obligated to pay include the following:

         o salaries, benefits, payroll taxes, workers compensation, health insurance and other benefit plans, and other direct expenses of non-medical employees that are the Company's employees located at the Centers;

         o direct costs of all employees or consultants that provide services to each of the Centers;

         o        medical and office supplies;

         o lease or rent payments, utilities, telephone and maintenance expenses for the Center's facilities;

         o        property taxes on Company assets located at the Centers;

         o property, casualty and liability insurance premiums, excluding malpractice insurance, is the responsibility of the affiliated practice;

         o        surgeon recruiting expenses; and

         o advertising and expenses attributable to the promotion of the Centers.

    The Company assumes all of these expenses and pay the third-party provider of the goods and services.

    The affiliated practices pay for any and all direct employment expenses, including benefits, for any surgeon or other employee that the Company is prohibited from employing by applicable law. In addition, the affiliated practices retain responsibility for the payment of expenses for continuing education, seminars, professional licenses, professional membership dues and malpractice insurance and all other expenses of any surgeon.

RESULTS OF OPERATIONS

    Revenues. Revenues consist of affiliate costs that must be reimbursed to the Company, from management fees, and revenue from procedures performed at the Personal Image Centers in Fort Lauderdale, Florida and Raleigh, North Carolina. Revenues for the three months ended March 31, 2001 were $8,850,433. This was $1,211,915 greater than the $7,638,518 for the same period in 2000. This increase primarily reflects the additional revenue associated with the acquisition of the Florida Center in the last quarter of 2000. This increase was offset in part by reduced practice reimbursements and management fees attributable to certain underperforming affiliate practices that either unwound and discontinued or converted to a Personal Image Center whereby the Company took more control over all business aspects of the practice. Same store sales of continuing operations generated revenues of $7,797,593 in the first quarter of 2001, a 20% increase over the first quarter of 2000. The following tabular presentation reflects revenues by type of services:

                                                       3 months ended
                                              ---------------------------------
                                              March 31, 2001     March 31, 2000
                                              -------------      -------------
Practice reimbursements                         $4,850,984         $6,312,529
Management fees                                  1,203,775          1,325,989
Cosmetic procedures                              2,795,674
                                              -------------      -------------
         Net revenues                           $8,850,433         $7,638,518
                                              =============      =============

    Direct Expenses. Direct expenses consist of operating room costs at the Centers and the reimbursable expenses paid by us for the affiliated practices for salaries, wages and benefits, medical supplies, advertising and rent, paid as part of providing plastic surgery procedures in their facilities. During the first three months of 2001 direct expenses totaled $5,161,316 compared to $4,050,187 for the first three months of 2000. This increase reflects the costs of procedures and medical supplies performed at the Centers. These increases were offset in part by lower other direct costs which fall in line with the lower practice reimbursements.

    Salaries, Wages and Benefits. Salaries, wages and benefits expenses represent the labor-associated costs of employees at the corporate office and those employees at the Centers that are paid by the corporate office. Salaries, wages and benefits for the quarters ended March 31, 2001 and 2000 were $1,158,503 and $360,145, respectively. This increase is primarily due to more employees at the corporate offices and the acquisition of the Centers.

    General Operating Expenses. General operating expenses consist primarily of administrative operating costs, non-rent facility costs, professional fees and overhead costs incurred by the corporate office, the Centers and reimbursed by affiliated practices. General operating expenses for the first quarter of 2001 were $1,934,630 compared to $2,486,585 for the first quarter of 2000. This reduction is primarily due to reduced expenses related to practice reimbursements offset in part by increased expenses resulting from the acquisition and operation of the Centers.

    Depreciation and Amortization. Depreciation expenses consist of depreciation of corporate assets and depreciation of the assets acquired from the affiliated practices. Depreciation expense for the first three months of 2001 was $89,872. The same expense for the first three months of 2000 was $59,561. This increase reflects the additions to assets after the first quarter of the 2000 fiscal year from acquisitions of the affiliate practices and internal asset additions. Amortization expense consist of amortization of goodwill from the affiliated practices, intangible assets recorded as a result of its acquisition of the rights to negotiate business development agreements with the plastic surgery Centers and goodwill related to the acquisition of the Florida Center and the acquisition of additional assets from an affiliate practice in Raleigh, North Carolina through a wholly owned subsidiary, TPSC of North Carolina. Amortization expense for the first quarter of 2001 was $325,342, compared to $168,346 for 2000. This increase primarily reflects the amortization of the goodwill associated with the acquisition of the Florida Center.

    Interest expense. Interest expense consists of the interest portion of note payments to the affiliated surgeons, interest on notes payable to consultants and employees, and interest on credit lines. Interest expense for the first quarters of 2001 and 2000 was $343,916 and $119,118, respectively. The greater interest expense primarily reflects the debt incurred in connection with the acquisition of the Florida Center.

    Provision for income taxes. Due to the loss before provision before income taxes, there is no provision for income taxes for the quarter ended March 31, 2001. The provision for the first three months of 2000 related to the taxable income offset in part by utilization of net operating loss carryforwards from 1999.

    Net income or loss. The Company recognized a net loss of $161,742 for the quarter ended March 31, 2001 versus net income of $365,297 for the same period in 2000. Earnings for 2001 were impacted by the increased salaries, wages and benefits expenses, amortization expense and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

    Development and acquisition costs, capital expenditures and working capital requirements will be financed by cash generated through operations, borrowings and the issuance of notes and common stock. As of March 31, 2001, the Company had cash, cash equivalents and restricted cash in the amount of $221,957 including restricted cash totaling $195,238. This cash is restricted in accordance with the terms of the Stock Purchase Agreement with the former shareholders of the Florida Center until the Company pays the $4,100,000 promissory note which becomes payable on January 1, 2002. During the quarter, $280,000 of the restricted cash was loaned to the former shareholders of the Florida Center. This loan is reflected in the current portion of notes receivable.

    Total Assets. Total assets were $18,412,064 at March 31, 2001, a slight decrease from the year ended December 31, 2000. Decreases in cash and intangibles, primarily due to depreciation and amortization, were offset, in part, by increases in accounts and notes receivable.

    Working Capital. The working capital deficit at March 31, 2001 was $6,111,306, compared to $2,332,607 at December 31, 2000. This increase reflects the reclassification from long-term to current the $4,100,000 note payable associated with the acquisition of the Florida Center. This note is due January 1, 2002.

    Cash Flows. Net cash flows from operating activities totaled $45,704 for the quarter ended March 31, 2001. Cash provided from operating activities was negatively impacted by the net loss offset by the effects of depreciation and amortization expense. The primary negative impacts on cash were the increases in accounts receivable. For the same period in 2000, $135,127 was used in operations. This was due to the significant fluctuations in its operating accounts due to the commencement of operations offset, in part, by net income.

    Net cash used in investing activities for the quarter ended March 31, 2001 primarily reflects the issuance of notes receivable to the former shareholders of the Florida Center offset, in part, by the proceeds from the unraveling of an affiliated practice. For the same period in 2000, net cash was used in investing activities to purchase property and equipment.

    Net cash used in financing activities for the first quarter of 2001 is due to the net debt reduction, primarily reflecting debt principal payments partially offset by funds provided from its line of credit. In the same period in 2000, funds were used to repay principal toward debt.

    Debt. Total debt at March 31, 2001 was $12,157,702, slightly higher than $12,120,834 at the year ended December 31, 2000. Contributing to the increase was the draw down on our line of credit totaling $190,000. This increase was mostly offset by principal payments on debt. The Company has a credit facility with a total availability of $250,000. There is $60,000 remaining available on this credit facility.

    Going concern. The Company incurred losses from operations in two of the last three years. As of March 31, 2001, the Company had a working capital deficit of $6,111,306 that raises substantial doubt about its ability to continue as a going concern. In addition, all cash acquired and generated through the Florida Center for Cosmetic Surgery is restricted until the Company pays a $4,100,000 debt obligation due to the former shareholders of the Florida Center for Cosmetic Surgery. Further, the Company must make this debt payment of $4,100,000 on January 1, 2002. Availability under the Company's line of credit is limited. At March 31, 2001, the Company had $60,000 available out of a maximum of $250,000 under the facility.

    Management's plans in regard to these items include the following:

    o The Company plans to sell additional equity securities and pursue financing arrangements

    o   The Company has reduced portions of its fixed overhead expenses

    o In January 2001, the Company converted $156,000 of current accrued expenses into 60,000 shares of the Company's common stock

    o   Management is working to restructure its obligations with debt holders

    o Management intends to focus additional efforts toward developing and growing surgery centers, in which the Company controls all business aspects of the centers

    There are no assurances that Management will be able to successfully complete a financing arrangement or that the ultimate amounts raised will meet the Company's cash flow needs and be sufficient to fund the Company's operations through 2001. In addition, there is no assurance that the Company will be able to successfully convert additional debt into common stock and reduce its current liabilities. Further, there is no assurance that the Company will be able to successfully develop and grow its affiliated practices or acquire or open new Centers. The failure of the Company to successfully achieve one or all of the above items may have a material impact on the Company's financial position and results of operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

    The Company's Report of Independent Public Accountants issued in connection with the December 31, 2000 consolidated financial statements was qualified as to the Company's ability to continue as a going concern. The Company has been advised by it's Independent Public Accountants that, if prior to the completion of their audit of the Company's financial statements for the year ending December 31, 2001, the Company is unable to demonstrate its ability to fund operations for the following 12 months, their auditor's report on those financial statements will be modified for the contingency related to the Company's ability to continue as a going concern.




ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company's primary financial instrument subject to market risk is a line-of-credit agreement with maximum availability at March 31, 2001 of $250,000. The line-of-credit is secured by principal operating assets and personally guaranteed by certain members of management. The line-of-credit bears variable interest rate equal to the Prime rate published in the Wall Street Journal plus 1 percentage point. (9.5 percent at December 31, 2000) The primary exposures relating to this financial instrument result from changes in the interest rates. At March 31, 2001, $190,000 was outstanding and no amounts were outstanding on this line at December 31, 2000.

    At March 31, 2000, a hypothetical ten-percentage point increase in short-term interest rates would result in a reduction of $25,000 in annual pre-tax earnings. The estimated reduction is based on the bank debt at its March 31, 2001 level if the credit line was completely used.

                                     PART II

                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

    As of March 31, 2001, the Company is not a party to any litigation that if adversely determined would have a material adverse effect on its operations. Many of the founding Centers and some owned Centers have pending litigation arising in the ordinary course of business. If the Company acquired the stock of a Center in a stock purchase or merger transaction, it assumes the liabilities of the Center, including litigation, prior to the transaction. The Company intends to vigorously defend any and all litigation. The Company maintains general liability insurance for it and on behalf of its affiliated Centers and where permitted by applicable law and insurers, will be named as an additional insured under the policies of the affiliated Centers. The affiliated surgeons maintain professional liability insurance covering the delivery of health services. Also, the Company is indemnified under the business services agreements for liabilities it incurs as a result of the performance of medical services by affiliated surgeons. Successful malpractice claims against affiliated Centers could have a material adverse effect on its profitability. Although the Company believes it has adequate liability insurance coverage, there can be no assurance that a pending or future claim or claims will not be successful or, if successful, will not exceed the limits of available insurance coverage. There can also be no assurance that coverage will continue to be available at acceptable costs and on favorable terms.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


(a)      Reports on Form 8-K

        Date Filed         Item Number      Description
        ----------         -----------      -----------

         1/02/2001              2          Acquisition or Disposition of Assets
                                7          Financial Statements and Exhibits

         1/16/2001              5          Other Events
                                7          Exhibits

         1/16/2001              5          Other Events
                                7           Exhibits

         2/16/2001              9          Regulation FD Disclosure

         3/05/2001              2          Acquisition or Disposition of Assets
                                7          Financial Statements and Exhibits

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the 1934 Act, we have duly caused this Form 10-Q to be signed on behalf of the undersigned, thereunto duly authorized, on May 14, 2001.

                                          THE PLASTIC SURGERY COMPANY


                                          By: /s/ Dennis E. Condon
                                             -----------------------------------
                                             Dennis E. Condon
                                             President, Chief Executive
                                             Officer and Director


    Pursuant to the requirements of the 1934 Act, this report has been signed below by the following persons in the capacities indicated and on the date indicated.

SIGNATURE                                  TITLE                       DATE
---------                                  -----                       ----



 /s/ Dennis E. Condon               President and Chief             May 14, 2001
--------------------------------    Executive Officer (Principal
         Dennis E. Condon           Executive Officer)


/s/ Adam E. Romo Jr.                Chief Financial Officer         May 14, 2001
--------------------------------    (Principal Accounting
         Adam E. Romo Jr.           Officer)