Form 10-Q
period 2001-06-30
PLASTIC SURGERY CO
filed 2001-08-15
CIK 1041623

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ]

    As of August 13, 2001, the registrant had 5,240,110 shares of common stock outstanding.

                           THE PLASTIC SURGERY COMPANY

                FORM 10-Q FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                      INDEX

PART I        FINANCIAL INFORMATION

Item 1        Condensed Consolidated Financial Statements                  3 - 5

              Condensed Consolidated Balance Sheets as of June 30, 2001
               (unaudited) and December 31, 2000                           3

              Condensed Consolidated Statement of Operations (unaudited)
               for the Three Months Ended June 30, 2001 and 2000 and the
               Six Months Ended June 30, 2001 and 2000                     4

              Condensed Consolidated Statement of Cash Flows (unaudited)
               for the Six Months Ended June 30, 2001 and 2000             5

              Notes to Condensed Consolidated Financial Statements         6-9

Item 2        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         10-13

Item 3        Quantitative and Qualitative Disclosure About Market Risk    13

PART II       OTHER INFORMATION

Item 1        Legal Proceedings                                            14

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        THE PLASTIC SURGERY COMPANY
                          CONDENSED CONSOLIDATED
                               BALANCE SHETS

                                                     June 30,
                                                       2001         December 31,
                                                    (Unaudited)        2000
                                                   -------------   -------------
ASSETS
 CURRENT ASSETS:
  Cash, cash equivalents and restricted cash       $  1,106,124    $    274,425
  Accounts receivable, net                              685,235         602,498
  Current portion of notes receivable                   309,771          31,872
  Other current assets                                  232,926         238,925
                                                   -------------   -------------
    Total current assets                              2,334,056       1,147,720
                                                   ------------    ------------
 Property and Equipment, net                          1,027,575       1,291,903
 Goodwill, net                                       14,484,172      15,028,216
 Other Intangibles, net                               1,522,118         329,849
 Notes Receivable, net                                  483,043         526,899
 Debt Issuance Costs, net                               230,108         214,028
 Other assets                                            19,291          19,291
                                                   -------------   -------------
                                                   $ 20,100,363    $ 18,557,906
                                                   =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
  Current portion of long-term debt                $  6,697,741    $  1,857,477
  Accounts payable                                    1,128,029         647,668
  Accrued payroll and payroll related                   328,905         185,728
  Accrued consulting expenses                                --         406,395
  Accrued expenses                                      359,674         383,059
                                                   -------------   -------------
    Total current liabilities                         8,514,349       3,480,327
 LONG-TERM DEBT, NET OF CURRENT PORTION               4,501,733      10,263,357
                                                   -------------   -------------
    Total liabilities                                13,016,082      13,743,684
 Commitments and Contingencies
 SHAREHOLDERS' EQUITY:
  Common stock; no par value; 100,000,000
   shares authorized, and 5,240,110 and
   4,765,873 shares issued and outstanding
   at June 30, 2001 and December 31, 2000            48,968,173      46,699,717
  Accumulated deficit                               (41,883,892)    (41,885,495)
                                                   -------------   -------------
    Total shareholders' equity                        7,084,281       4,814,222
                                                   -------------   -------------
                                                   $ 20,100,363    $ 18,557,906
                                                   =============   =============

The accompanying notes are an integral part of these condensed consolidated statements.

                                          THE PLASTIC SURGERY COMPANY
                                            CONDENSED CONSOLIDATED
                                           STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)

                                              For the Three   For the Three   For the Six     For the Six
                                              Months Ended    Months Ended    Months Ended    Months Ended
                                              June 30, 2001   June 30, 2000   June 30, 2001   June 30, 2000
                                              -------------   -------------   -------------   -------------
Revenues:
 Practice reimbursements                      $  5,001,397    $  6,403,667    $  9,852,381    $ 12,653,887
 Management fees                                 1,169,043       1,459,122       2,372,818       2,847,420
 Cosmetic procedures                             3,146,746              --       5,942,411              --
                                              -------------   -------------   -------------   -------------
  Total revenues                                 9,317,186       7,862,789      18,167,610      15,501,307
                                              -------------   -------------   -------------   -------------
Direct expenses:
 Salaries, wages, and benefits                   1,800,098       1,810,280       3,498,561       3,641,607
 Cost of procedures                              1,276,253              --       2,188,336              --
 Medical supplies                                1,254,297       1,059,244       2,513,967       1,910,069
 Advertising                                       655,757         762,017       1,291,457       1,402,818
 Rent                                              676,156         864,862       1,331,556       1,592,096
                                              -------------   -------------   -------------   -------------
  Total direct expenses                          5,662,561       4,496,403      10,823,877       8,546,590
Salaries, wages and benefits                       935,112         391,831       2,093,615         751,976
General operating expenses                       1,804,507       2,240,507       3,739,128       4,727,092
Depreciation and amortization                      388,277         235,661         803,491         463,568
                                              -------------   -------------   -------------   -------------
 Total operating expenses                        8,790,457       7,364,402      17,460,111      14,489,226
                                              -------------   -------------   -------------   -------------
Operating income                                   526,729         498,387         707,499       1,012,081
Other income                                         1,864           5,115           3,268          12,260
Interest expense                                  (280,717)       (102,486)       (624,633)       (221,604)
                                              -------------   -------------   -------------   -------------
Income before income tax provision                 247,876         401,016          86,134         802,737
Income tax provision                               (84,531)        (27,950)        (84,531)        (64,374)
                                              -------------   -------------   -------------   -------------
Net income                                    $    163,345    $    373,066    $      1,603    $    738,363
                                              =============   =============   =============   =============
Basic earnings per share                      $       0.03    $       0.08    $       0.00    $       0.16
                                              =============   =============   =============   =============
Weighted average basic shares outstanding        4,886,000       4,554,000       4,833,000       4,554,000
                                              =============   =============   =============   =============
Diluted earnings per share                    $       0.03    $       0.08    $       0.00    $       0.16
                                              =============   =============   =============   =============
Weighted average diluted shares outstanding      4,903,000       4,712,000       5,283,000       4,720,000
                                              =============   =============   =============   =============

                The accompanying notes are an integral part of these condensed consolidated statements.

                                                      4

                                THE PLASTIC SURGERY COMPANY
                                  CONDENSED CONSOLIDATED
                                 STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                           For the Six    For the Six
                                                           Months Ended   Months Ended
                                                           June 30, 2001  June 30, 2000
                                                           ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                $     1,603    $   738,363

 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Loss on disposal of property and equipment                        --          7,603
  Depreciation and amortization                                803,491        463,568
  Changes in assets and liabilities:
    Accounts receivable                                        (97,132)      (670,084)
    Prepaids and current assets                                (37,085)      (136,504)
    Other assets                                                    --        (11,316)
    Accounts payable                                           433,467          2,634
    Accrued payroll and payroll related                         45,546        (32,203)
    Accrued consulting expense                                      --             --
    Accrued expenses                                           (63,154)      (163,692)
                                                           ------------   ------------
     Net cash provided by operating activities               1,086,736        198,369
                                                           ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                            (24,730)      (206,505)
 Proceeds from sale of property and  equipment                      --            600
 Acquisition of intangible assets                                   --         (4,124)
 Proceeds from practice unwinding                              150,000             --
 Notes receivable payments received                             43,856             --
                                                           ------------   ------------
     Net cash provided by (used in) investing activities       169,126       (210,029)
                                                           ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from line of credit                                  250,000             --
 Note receivable issued                                       (280,000)            --
 Payment of debt                                              (394,163)      (489,428)
                                                           ------------   ------------
     Net cash used in financing activities                    (424,163)      (489,428)
                                                           ------------   ------------
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH       831,699       (501,088)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
 Beginning of period                                           274,425        842,307
                                                           ------------   ------------
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
 End of period                                             $ 1,106,124    $   341,219
                                                           ============   ============

  Cash used for interest payments:                             621,415        221,604

 The accompanying notes are an integral part of these condensed consolidated statements.

                           THE PLASTIC SURGERY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2001 (UNAUDITED)

1. BUSINESS AND ORGANIZATION

    GENERAL DESCRIPTION OF BUSINESS

    The Plastic Surgery Company (the "Company") acquires, develops, manages and/or operates elective cosmetic and laser surgery centers. The Company operates outside of the managed care market and provides private pay, fee-for-service cosmetic surgery and laser procedures through a retail network of surgery centers (the "Centers"). These services include cosmetic surgery, cosmetic laser skin treatments and physician-directed skin care which the Company plans to brand under the national umbrella of Personal Image Centers. The Company currently owns and/or manages 21 Centers located throughout the United States. Headquartered in Santa Barbara, California, the Company completed its initial public offering on December 10, 1999 and its common stock trades on the American Stock Exchange under the ticker symbol PSU.

    Basis of Presentation

    The consolidated financial statements included herein have been prepared in accordance with rule 10-01 of Regulation S-X. Pursuant to applicable regulations of the Securities and Exchange Commission (the "SEC"), the information at June 30, 2001 and for the three and six-month periods ended June 30, 2001 and 2000 is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the interim periods ended June 30, 2001 and June 30, 2000. In the opinion of management, the accompanying condensed financial statements include the accounts of the Company and all adjustments necessary to present fairly the Company's financial position at June 30, 2001 and December 31, 2000, and its results of operations and cash flows for the three and six months ended June 30, 2001 and June 30, 2000.

    Operating results for interim periods are not necessarily indicative of the results for full years. These condensed consolidated financial statements should be read in conjunction with the financial statements of The Plastic Surgery Company and related notes thereto, and management's discussion and analysis related thereto, all of which are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

    The Company currently does not consolidate the operations of the practices that it manages because the arrangements do not meet the requirements for consolidation as set forth in Emerging Issues Task Force 97-2. The Company does consolidate the operations of its wholly owned subsidiaries.

2. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

    The restricted cash balance was $808,167 at June 30, 2001 and $118,048 at December 31, 2000.

3. PROPERTY AND EQUIPMENT

    Property and Equipment is stated at cost. Depreciation and amortization is provided using the straight-line method over the assets' estimated useful lives of two to seven years. Property and equipment consisted of the following:

                                                              June 30, 2001      December 31, 2000
                                                            -----------------    -----------------
         Computer hardware and software                     $        434,322     $        429,901
         Furniture and fixtures                                      320,026              355,551
         Medical equipment                                           339,808              412,405
         Leasehold improvements                                      403,763              433,767
                                                            -----------------    -----------------
                                                                   1,497,919            1,631,624
            Less accumulated depreciation and amortization          (470,344)            (339,721)
                                                            -----------------    -----------------
                                                            $      1,027,575     $      1,291,903
                                                            =================    =================

4. NOTES RECEIVABLE

    The Company has unsecured notes receivable from plastic surgeons that were previously affiliated practices. The principal balances of these notes are $1,022,814 at June 30, 2001 and $788,771 at December 31, 2000. These notes bear interest at rates ranging from 6% to 8% and are being repaid based on amortization schedules or as a percentage withheld from the doctor's negotiated fee from ongoing services as an independent contractor surgeon. The Company has provided a reserve, in purchase accounting, of $230,000 for potential default of the notes receivable.

5. DEBT

    The Company's debt consisted of the following:

                                                            June 30, 2001      December 31, 2000
                                                          -----------------    -----------------
         Notes payable to employees/shareholders          $      1,133,944     $      1,669,082
         Notes payable to affiliated practices                   3,223,592            3,665,529
         Secured notes payable to sellers of
             the Florida Center                                  4,978,801            4,996,142
         Note payable to Mezzanine lender                        1,069,495            1,044,720
         Line of credit                                            250,000                   --
         Miscellaneous notes payable and capital leases            543,642              745,361
                                                          -----------------    -----------------
                                                                11,199,474           12,120,834
         Less current portion                                   (6,697,741)          (1,857,477)
                                                          -----------------    -----------------
                                                          $      4,501,733     $     10,263,357
                                                          =================    =================

6. EARNINGS PER SHARE

    Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding including the dilutive impact of common stock equivalents calculated using the treasury stock method. For all periods presented below, the difference between the weighted-average number of shares used in the basic computation compared to that used in the diluted computation was due to the dilutive impact of options and warrants to purchase common stock.

    The reconciliation of basic to diluted weighted-average shares is as follows:

                                                              Three       Three        Six         Six
                                                              Months      Months      Months      Months
                                                              Ended       Ended       Ended       Ended
                                                             June 30,    June 30,    June 30,    June 30,
                                                               2001        2000        2001        2000
                                                            ----------  ----------  ----------  ----------
    Weighted-average shares used in basic computation       4,886,000   4,554,000   4,833,000   4,554,000
    Dilutive stock options and warrants                        17,000     158,000     450,000     166,000
                                                            ----------  ----------  ----------  ----------
    Weighted-average shares used for dilutive computation   4,903,000   4,712,000   5,283,000   4,720,000
                                                            ==========  ==========  ==========  ==========

7. DIVESTITURE OF AFFILIATED PRACTICE

    In March 2001, the Company divested the acquisitions and service agreements of one physician whose practice was initially acquired in a business combination accounted for using SAB 48. All the tangible and intangible assets originally transferred at the initial combination were returned. The net effect of the transaction was recorded in additional paid in capital.

8. CONVERSION OF ACCRUED EXPENSES

    In January 2001, the Company converted $156,000 of current accrued expenses into 60,000 shares of Company common stock and converted $150,000 of current accrued expenses into a five-year long-term note payable. In May 2001, officers of the Company exchanged $805,643 of accrued compensation for options to purchase 358,063 shares of Company common stock.

9. SEGMENT INFORMATION

    The Company has two reportable business segments, both in the medical industry: operation of personal image centers and management services for affiliated practices. The reportable segments are based on the types of services provided. The Company operates personal image centers through its three wholly-owned subsidiaries. These have been aggregated as a single reportable segment due to the similarities in economic characteristics, the services provided, the processes involved, the types of customers and the regulatory environment.

    Revenues from the operation of personal image centers are generated from the performance of surgical procedures for the three and six months ended June 30, 2001. Revenues from management services to affiliated practices are generated from the affiliated surgeons participating in management agreements for the three and six months ended June 30, 2001 and 2000, as well as the practice reimbursements from such affiliated practices. The Company evaluates performance based on several factors, of which the primary financial measures are revenues and operating income.

    The Company had no customers representing more than 10 percent of revenues in either quarter. Substantially all of the Company's revenues were earned in the United States. All of the Company's long-lived assets reside in the United States.

    Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                        Three            Three           Six             Six
                                                       Months           Months         Months          Months
                                                        Ended            Ended          Ended           Ended
                                                       June 30,         June 30,       June 30,        June 30,
                                                        2001             2000           2001            2000
                                                    -------------   -------------  -------------   -------------
Revenues:
   Cosmetic procedures                              $  3,146,746    $         --   $  5,942,411    $         --
   Affiliated practices- management fees               1,169,043       1,459,122      2,372,818       2,847,420
   Affiliated practices - practice reimbursements      5,001,397       6,403,667      9,852,381      12,653,887
                                                    -------------   -------------  -------------   -------------
      Total                                         $  9,317,186    $  7,862,789   $ 18,167,610    $ 15,501,307
                                                    =============   =============  =============   =============
Operating Income
   Cosmetic procedures                              $    623,304    $         --   $    991,080    $         --
   Management of affiliated practices                    (96,575)        498,387       (283,581)      1,012,081
                                                    -------------   -------------  -------------   -------------
      Total                                         $    526,729    $    498,387   $    707,499    $  1,012,081
                                                    =============   =============  =============   =============
Interest expense:
   Cosmetic procedures                              $     (6,892)   $         --   $     (6,956)   $         --
   Management of affiliated practices                    287,609         102,486        631,589         221,604
                                                    -------------   -------------  -------------   -------------
      Total                                         $    280,717    $    102,486   $    624,633    $    221,604
                                                    =============   =============  =============   =============
Depreciation and amortization:
   Cosmetic procedures                              $     48,378    $         --   $     94,621    $         --
   Management of affiliated practices                    339,899         235,661        708,870         463,568
                                                    -------------   -------------  -------------   -------------
      Total                                         $    388,277    $    235,661   $    803,491    $    463,568
                                                    =============   =============  =============   =============
Capital expenditures:
   Cosmetic procedures                              $     14,369    $         --   $     24,730    $         --
   Management of affiliated practices                    155,920         206,505
                                                    -------------   -------------  -------------   -------------
      Total                                         $     14,369    $    155,920   $     24,730    $    206,505
                                                    =============   =============  =============   =============
                                                                                                     (CONTINUED)




Assets (June 30, 2001 and December 31, 2000):
   Cosmetic procedures                              $  2,018,880    $  1,241,153
   Management of affiliated practice                  18,081,483      17,316,753
                                                    -------------   -------------
      Total                                         $ 20,100,363    $ 18,557,906
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

11. CONVERSION OF AFFILIATED PRACTICE

    In May 2001, the Company converted an affiliated practice to a wholly-owned subsidiary. The doctor originally working under a service agreement continues to perform procedures at the practice as an independent contractor. The Company purchased the assets and assumed certain liabilities of the practice in exchange for 97,952 shares of common stock valued at $220,000. The transaction was accounted for as a purchase and the fair value of the consideration received was allocated between inventory, fixed assets and goodwill. The Company recorded $305,951 of goodwill.

12. NEW AUTHORITATIVE LITERATURE

    In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company does not expect adoption of SFAS 141 to have a material impact on its financial position or results of operations. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to an annual assessment for impairment by applying a fair-value based test. The Company will adopt SFAS 142 on January 1, 2002. As of June 30, 2001, the Company has recorded goodwill on its balance sheet of $16,501,040. The related quarterly amortization expense totals $308,000 and will no longer be charged to operations beginning January 1, 2002. The Company has not yet determined if an impairment will be recognized upon adoption of this standard.

13. SUBSEQUENT EVENTS

    In August 2001, the Company acquired a new cosmetic surgery center in West Palm Beach, Florida. The Company paid $165,000 cash and assumed the liabilities of the center. Pursuant to an agreement with the former shareholders of the Florida Center for Cosmetic Surgery, we hold promissory notes in the aggregate amount of $5,100,000, the Company paid the $165,000 from its restricted cash.

    In August 2001, the Company completed a $3 million financing and debt restructuring. Approximately $1 million of the recapitalization was in the form of cash for 1-year notes and the acceptance of Company stock in exchange for certain principal and interest payments over a six-month period. The Company also completed numerous recapitalization transactions with certain affiliates totaling $2 million and included debt forgiveness and conversion of debt to equity transactions.

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

OVERVIEW

    The Company acquires, develops and manages elective cosmetic and laser surgery centers. It operates outside of the managed care market and provides private pay, fee-for-service cosmetic surgery and laser procedures through a retail network of surgery centers (the "Centers"). These services include cosmetic surgery, cosmetic laser skin treatments and physician-directed skin care all "under one roof." The Company currently owns and/or manages 21 Centers located throughout the United States and Canada and has recently launched a national branding strategy in selected facilities under the name Personal Image Centers. During the third and fourth quarter of 2000, the company converted an affiliated practice into a Personal Image Center and acquired the Florida Center for Cosmetic Surgery. In addition, the company converted an affiliated practice into a Personal Image Center during the second quarter of 2001. These transactions marked the Company's entrance into the ownership of Personal Image Centers whereby the company takes more control over the business aspects of the practice. The Company believes that the strategic conversions will allow it to focus additional efforts toward developing and growing surgery centers.

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

    The affiliated practices pay for any and all direct employment expenses, including benefits, for any surgeon or other employee that the Company is prohibited from employing by applicable law. In addition, the affiliated practices retain responsibility for the payment of expenses for continuing education, seminars, professional licenses, professional membership dues and malpractice insurance and all other expenses of any surgeon.
                                       10

RESULTS OF OPERATIONS

    Revenues. Revenues consist of affiliate costs that must be reimbursed to the Company, from management fees, and revenue from procedures performed at the Personal Image Centers in Fort Lauderdale, Florida, Raleigh, North Carolina, and Westport, Connecticut. Revenues for the quarter ended June 30, 2001 were $9,317,186, $1,454,387 more than same period in 2000. This increase primarily reflects the additional revenue associated with the acquisition of the Florida Center in the last quarter of 2000. This increase was negatively impacted by reduced practice reimbursements and management fees attributable to certain underperforming affiliate practices that were either unwound or discontinued. In addition, during the year we converted previously affiliated practices to Personal Image Centers whereby the Company took more control over all business aspects of the practice. For the six months ended June 30, 2001, revenues were $18,167,610 compared to $15,501,307 for the same period in 2000. The quarterly revenue increases were also reflected in the year-to-date increases. The following tabular presentation reflect revenues by type of services:

                                                        Three          Three       Six             Six
                                                       Months         Months     Months          Months
                                                        Ended         Ended       Ended          Ended
                                                       June 30,      June 30,    June 30,       June 30,
                                                        2001          2000         2001           2000
                                                    ------------  ------------  ------------  ------------
   Cosmetic procedures                              $ 3,146,746   $        --   $ 5,942,411   $        --
   Affiliated practices- management fees              1,169,043     1,459,122     2,372,818     2,847,420
   Affiliated practices - practice reimbursements     5,001,397     6,403,667     9,852,381    12,653,887
                                                    ------------  ------------  ------------  ------------
      Total                                         $ 9,317,186   $ 7,862,789   $18,167,610   $15,501,307
                                                    ============  ============  ============  ============

    Direct Expenses. Direct expenses consist of operating room costs at the Centers and the reimbursable expenses paid by us for the affiliated practices for salaries, wages and benefits, medical supplies, advertising and rent, paid as part of providing plastic surgery procedures in their facilities. Direct expenses for the quarter and six months ended June 30, 2001 were $5,662,561 and $10,823,877, respectively. Comparable direct expenses for the same periods in 2000 were $4,496,403 and $8,546,590, respectively. These increases reflect the costs of procedures performed and medical supplies used at the Centers. These increases were offset, in part, by lower other direct costs, which fall in line with the lower practice reimbursements.

    Salaries, Wages and Benefits. Salaries, wages and benefits represent the labor-associated costs of employees at the corporate office and those employees at the Centers that are paid by the corporate office. Salaries, wages and benefits for the quarter ended June 30, 2001 were $935,112, compared with $391,831 for the same quarter in 2000. Salaries, wages and benefits for the six months ended June 30, 2001 were $2,093,615, compared with $751,976 for the first six months of 2000. These increases are primarily due to more employees at the corporate offices and the acquisitions of the Personal Image Centers.

    General Operating Expenses. General operating expense consist primarily of administrative operating costs, non-rent facility costs, professional fees and overhead costs incurred by the corporate office, the Centers, and reimbursed by affiliated practices. General operating expenses for the second quarter of 2001 were $1,804,507 and for the first six months of 2001 were $3,739,128. The comparable 2000 results were $2,240,507 and $4,727,092, respectively. These reductions are primarily due to reduced expenses related to practice reimbursements offset in part by increased expenses resulting from the acquisition and operation of the Centers.

    Depreciation and Amortization. Depreciation expenses consist of depreciation of corporate assets and depreciation of the assets acquired from the affiliated practices. Depreciation expense for the second quarter of 2001 was $80,006 compared with $67,313 for the second quarter of 2000. Depreciation expense for the six months ended June 30, 2001 and 2000 was $169,879 and $126,874, respectively. These increases reflect the additions to assets from acquisitions of the affiliated practices and internal asset additions. Amortization expense consists of amortization of goodwill from the affiliated practices, intangible assets recorded as a result of its acquisition of the rights to negotiate business development agreements with the plastic surgery Centers and goodwill related to the acquisition of the Florida Center and the acquisition of additional assets from affiliated practices in Raleigh, North Carolina and Westport, Connecticut. Amortization expense for the second quarter of 2001 was $308,271 compared with $168,348 for the second quarter of 2000. Amortization expense for the six months ended June 30, 2001 and 2000 was $633,611 and $336,694, respectively. These increases primarily reflect the amortization of the goodwill associated with the acquisition of the Personal Image Center of Florida.

    Interest expense. Interest consists of the interest portion of note payments to the affiliated surgeons, interest on notes payable to consultants and employees, and interest on credit lines. Interest expense for the second quarter and first half of 2001 was $280,717 and $624,633, respectively. These amounts are $178,231 and $403,029, respectively, greater than the same periods in 2000. The higher interest expense primarily reflects the debt incurred in connection with the acquisition of the Personal Image Center of Florida.

    Provision for income taxes. For the second quarter ended June 30, 2001, the provision for income taxes was $84,531 for the state income taxes related to the income at the Personal Image Center of Florida. The provision for the second quarter and six months ended June 30, 2000 related to the taxable income offset in part by utilization of net operating loss carryforwards from 1999.

    Net income or loss. The Company recognized net income of $163,345 for the second quarter ended June 30, 2001 compared with net income of $373,066 for the second quarter ended June 30, 2000. Earnings were impacted by the increased cost of procedures and medical supplies. Also impacting earnings were greater salaries, wages and benefits expense, amortization expense, and interest expense. Net income for the first six months of 2001 was $1,603, compared to $738,363 in 2000. The low year-to-date earnings reflect the second quarter net income offset by the first quarter 2001 net loss. The earnings impacts on the second quarter also impacted the year-to-date operating results.

    LIQUIDITY AND CAPITAL RESOURCES

    Development and acquisition costs, capital expenditures and working capital requirements will be financed by cash generated through operations, borrowings and the issuance of common stock. As of June 30, 2001, the Company had cash, cash equivalents and restricted cash in the amount of $1,106,124 including restricted cash totaling $808,167. This cash is restricted in accordance with the terms of the Stock Purchase Agreement with the former shareholders of the Florida Center until the Company pays the $4,100,000 promissory note which becomes payable on January 1, 2002. During the first quarter, $280,000 of the restricted cash was loaned to the former shareholders of the Florida Center. This loan is reflected in the current portion of notes receivable.

    Total Assets. Total assets were $20,100,363 at June 30, 2001 compared with $18,557,906 at December 31, 2000. Increases in current assets, primarily cash and restricted cash, were offset in part by lower net fixed assets and goodwill reflecting the divestiture of several affiliated practices and depreciation and amortization.

    Working Capital. The working capital deficit of $6,180,293 at June 30, 2001 is greater than the deficit of $2,332,607 at December 31, 2000. This increase reflects the reclassification from long-term to current the $4,100,000 note payable associated with the acquisition of the Florida Center. This note is due January 1, 2002.

    Cash Flows. Net cash flows provided by operating activities totaled $1,086,736 for the six months ended June 30, 2001. Cash flows were positively affected by the net income for the second quarter, the effects of depreciation and amortization expense and the effects of the increase in accounts payable. The effects of the increase in accounts receivable negatively impacted the net operating activities. For the six months ended June 30, 2000, $198,369 was provided from operating activities. Cash flows were positively affected by net income and the effects of depreciation and amortization expense offset by the significant fluctuations in its operating accounts due to the commencement of operations.

    Net cash used in investing activities was $169,126 for the six months ended June 30, 2001. This primarily reflects the issuance of notes receivables to the former shareholders of the Florida Center offset, in part, by the proceeds from the unraveling of an affiliated practice. For the six months ended June 30, 2000, net cash was primarily used in investing activities to purchase property and equipment.

    Net cash used in financing activities for the six months ended June 30, 2001 was primarily due to the repayment of debt, offset, in part, by proceeds from a line of credit. For the same period in 2000, net cash used in financing activities was for the repayment of debt.

    Debt. Total debt at June 30, 2001 was $11,199,474, $921,360 less than $12,120,834 at the year ended December 31, 2000. This decrease primarily reflects the conversion during the second quarter of various notes payable to employees and shareholders of $805,643 into stock options. The Company has a credit facility, which is fully utilized at $250,000.




    Going concern. The Company incurred losses from operations in two of the last three years. As of June 30, 2001, the Company had a working capital deficit of $6,180,293 that raises substantial doubt about its ability to continue as a going concern. In addition, all cash acquired and generated through the Florida

Center for Cosmetic Surgery is restricted until the Company pays a $4,100,000 debt obligation due to the former shareholders of the Florida Center for Cosmetic Surgery. Further, the Company must make this debt payment of $4,100,000 on January 1, 2002.

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

    The Company's Report of Independent Public Accountants issued in connection with the December 31, 2000 consolidated financial statements was qualified as to the Company's ability to continue as a going concern. The Company has been advised by its Independent Public Accountants that, if prior to the completion of their audit of the Company's financial statements for the year ending December 31, 2001, the Company is unable to demonstrate its ability to fund operations for the following 12 months, their auditor's report on those financial statements will be modified for the contingency related to the Company's ability to continue as a going concern.

NEW AUTHORITATIVE LITERATURE

    In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company does not expect adoption of SFAS 141 to have a material impact on its financial position or results of operations. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to an annual assessment for impairment by applying a fair-value based test. The Company will adopt SFAS 142 on January 1, 2002. As of June 30, 2001, the Company has recorded goodwill on its balance sheet of $16,501,040. The related monthly amortization expense totals $101,647 and will no longer be charged to operations beginning January 1, 2002. The Company has not yet determined if an impairment will be recognized upon adoption of this standard.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company's primary financial instrument subject to market risk is a line-of-credit agreement with maximum availability at June 30, 2001 of $250,000. The line-of-credit is secured by principal operating assets and personally guaranteed by certain members of management. The line-of-credit bears variable interest rate equal to the Prime rate published in the Wall Street Journal plus 1 percentage point. (9.5 percent at December 31, 2000) The primary exposures relating to this financial instrument result from changes in the interest rates. At June 30, 2001, $250,000 was outstanding and no amounts were outstanding on this line at December 31, 2000.

    At June 30, 2000, a hypothetical ten-percentage point increase in short-term interest rates would result in a reduction of $25,000 in annual pre-tax earnings. The estimated reduction is based on the bank debt at its June 30, 2001 level if the credit line was completely used.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

    On June 28, Samuel Wurster ("Wurster") and the Aesthetic Institute of North Carolina ("AINC") filed a lawsuit in Superior Court in Wake County North Carolina against The Plastic Surgery Company of North Carolina ("PSCNC"), the Company, and Lisa Franklin ("Franklin"). Wurster is a plastic surgeon and AINC's principal shareholder. Franklin is an employee of PSCNC.

    In May 1999, the Company and AINC entered into an agreement pursuant to which the Company purchased certain assets from AINC. Subsequently, on October 10, 2000, the Company and PSCNC entered into additional agreements with Wurster and AINC, pursuant to which, among other things: (i) the Company and PSCNC acquired additional assets and liabilities from Wurster and AINC, (ii) Wurster agreed to provide certain services on behalf of the Company, and (iii) Wurster agreed to repay certain money to the Company. Subsequently, the relationship between the parties deteriorated, and as a result Wurster ceased providing services on behalf of the Company and began to compete with the Company and PSCNC.

    In their Complaint, Wurster and AINC allege, among other things, that: (i) the Company and PSCNC breached the contract by, among other things, failing to pay Wurster, failing to pay creditors of Wurster, and failing to exercise efforts to novate the creditor agreements with Wurster, (ii) the Company and PSCNC have frustrated the purpose of the contract by impeding Wurster's efforts to perform, thereby breaching the contract, (iii) the actions of the Company and PSCNC were fraudulent, (iv) the actions of the Company and PSCNC constitute unfair trade practices, (v) the Company and PSCNC stole their property, and (vi) Franklin slandered Wurster by, among other things, accusing him of theft. The Company, PSCNC, and Franklin have answered the Complaint, denying the allegations and denying any liability to Plaintiffs, and the Company and PSCNC have asserted counterclaims against Wurster, AINC, and two other entities affiliated with Wurster: Samuel H. Wurster, PA and Dermatek MD, Inc. In their Counterclaims, the Company and PSCNC allege, among other things, that: (i) Wurster and the affiliated entities stole their property, (ii) Wurster and the affiliated entities tortiously interfered with their contracts with third parties, (iii) the acts of Wurster and the affiliated entities were unfair trade practices, (iv) the acts of Wurster and the affiliated entities were fraudulent,
(v) Wurster breached duties of loyalty and obedience, and (vi) Wurster and the affiliated entities breached the contracts by, among other things, violating a non-competition provision and failing to provide the required services.

    In addition, Plaintiffs have taken the position that at least some of the claims in the litigation are subject to arbitration and have proposed that certain claims be resolved in that forum. The arbitration issue has not been resolved.

    The litigation is in the beginning stages. No discovery has been completed, and all parties have not been formally joined. Accordingly, an accurate assessment of the Company's potential exposure for the damages claimed is not feasible at this time.

    Except as described above, as of June 30, 2001, the Company is not a party to any litigation that if adversely determined would have an adverse effect on its operations. Many of the founding Centers and some owned Centers have pending litigation arising in the ordinary course of business. If the Company acquired the stock of a Center in a stock purchase or merger transaction, it assumes the liabilities of the Center, including litigation, prior to the transaction. The Company intends to vigorously defend any and all litigation. The Company maintains general liability insurance for it and on behalf of its affiliated Centers and where permitted by applicable law and insurers, will be named as an additional insured under the policies of the affiliated Centers. The affiliated surgeons maintain professional liability insurance covering the delivery of health services. Also, the Company is indemnified under the business services agreements for liabilities it incurs as a result of the performance of medical services by affiliated surgeons. Successful malpractice claims against affiliated Centers could have a material adverse effect on its profitability. Although the Company believes it has adequate liability insurance coverage, there can be no assurance that a pending or future claim or claims will not be successful or, if successful, will not exceed the limits of available insurance coverage. There can also be no assurance that coverage will continue to be available at acceptable costs and on favorable terms.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the 1934 Act, we have duly caused this Form 10-Q to be signed on behalf of the undersigned, thereunto duly authorized, on August 14, 2001.

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

SIGNATURE                       TITLE                            DATE
---------                       -----                            ----

/s/ Dennis E. Condon            President and Chief              August 14, 2001
-----------------------------   Executive Officer (Principal
       Dennis E. Condon         Executive Officer)

/s/ Adam E. Romo Jr.            Chief Financial Officer          August 14, 2001
-----------------------------   (Principal Accounting
      Adam E. Romo Jr.          Officer)