Form 10-Q
period 2001-09-30
PLASTIC SURGERY CO
filed 2001-11-16
CIK 1041623

                       Securities and Exchange Commission
                             Washington, D.C. 20549



                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED SEPTEMBER 30, 2001




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




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ]

         As of November 1, 2001, the registrant had 5,517,252 shares of common stock outstanding.

                           THE PLASTIC SURGERY COMPANY

             FORM 10-Q FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                      INDEX


PART I     FINANCIAL INFORMATION

Item 1     Condensed Consolidated Financial Statements                    3-5

           Condensed Consolidated Balance Sheets as of September
           30, 2001 (unaudited) and December 31, 2000                     3

           Condensed Consolidated Statements of Operations
           (unaudited) for the Three Months Ended September
           30, 2001 and 2000 and the Nine Months Ended
           September 30, 2001 and 2000                                    4

           Condensed Consolidated Statements of Cash Flows
           (unaudited) for the Nine Months Ended September
           30, 2001 and 2000                                              5

           Notes to Condensed Consolidated Financial Statements           6-10

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            11-15

Item 3     Quantitative and Qualitative Disclosure About Market Risk      15


PART II    OTHER INFORMATION

Item 1     Legal Proceedings                                              16

Item 2     Changes in Securities and Use of Proceeds                      16

Item 6     Exhibits and Reports on Form 8-K                               17

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           THE PLASTIC SURGERY COMPANY
                             CONDENSED CONSOLIDATED
                                  BALANCE SHEETS



                                                   September 30,
                                                        2001        December 31,
                                                   (Unaudited)         2000
                                                   -------------   -------------
ASSETS
 CURRENT ASSETS:
  Cash, cash equivalents and restricted cash       $    984,330    $    274,425
  Accounts receivable, net                              957,913         602,498
  Current portion of notes receivable                   309,771          31,872
  Other current assets                                  606,307         238,925
                                                   -------------   -------------
    Total current assets                              2,858,321       1,147,720
                                                   -------------   -------------
 Property and Equipment, net                          1,111,739       1,291,903
 Goodwill, net                                       14,500,819      15,028,216
 Other Intangibles, net                                 233,333         329,849
 Notes Receivable, net                                  476,571         526,899
 Debt Issuance Costs, net                               368,072         214,028
 Other assets                                           889,666          19,291
                                                   -------------   -------------
                                                   $ 20,438,521    $ 18,557,906
                                                   =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
  Current portion of long-term debt                $  6,555,744    $  1,857,477
  Accounts payable                                    1,058,221         647,668
  Accrued payroll and payroll related                   255,739         185,728
  Accrued consulting expenses                           118,000         406,395
  Accrued expenses                                      107,430         383,059
                                                   -------------   -------------
    Total current liabilities                         8,095,134       3,480,327
 LONG-TERM DEBT:                                      4,601,160      10,263,357
                                                   -------------   -------------
    Total liabilities                                12,696,294      13,743,684

 Commitments and Contingencies
 SHAREHOLDERS' EQUITY:
  Common stock; no par value; 100,000,000
  shares authorized, and 5,429,398 and
  4,765,873 shares issued and outstanding
  at September 30, 2001 and December 31, 2000                --              --
  Paid-in capital                                    49,735,676      46,699,717
  Accumulated deficit                               (41,993,449)    (41,885,495)
                                                   -------------   -------------
    Total shareholders' equity                        7,742,227       4,814,222
                                                   -------------   -------------
                                                   $ 20,438,521    $ 18,557,906
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

                                     THE PLASTIC SURGERY COMPANY
                                       CONDENSED CONSOLIDATED
                                      STATEMENTS OF OPERATIONS
                                             (UNAUDITED)

                                            For the Three   For the Three   For the Nine    For the Nine
                                            Months Ended    Months Ended    Months Ended    Months Ended
                                            September 30,   September 30,   September 30,   September 30,
                                                2001            2000            2001            2000
                                            -------------   -------------   -------------   -------------
Revenues:
  Practice reimbursements                   $  4,035,429    $  5,627,313    $ 13,887,810    $ 18,281,200
  Management fees                              1,008,425       1,330,653       3,381,243       4,178,073
  Cosmetic procedures                          3,080,703              --       9,023,114              --
                                            -------------   -------------   -------------   -------------
   Total revenues                              8,124,557       6,957,966      26,292,167      22,459,273
                                            -------------   -------------   -------------   -------------
Direct expenses:
  Salaries, wages, and benefits                1,497,311       1,797,141       4,995,872       5,438,748
  Cost of procedures                             797,028              --       2,985,364              --
  Medical supplies                               967,190         917,710       3,481,157       2,827,779
  Advertising                                    528,538         667,546       1,819,995       2,827,776
  Rent                                           544,980         651,062       1,876,536       1,485,746
                                            -------------   -------------   -------------   -------------
   Total direct expenses                       4,335,047       4,033,459      15,158,924      12,580,049
Salaries, wages and benefits                   1,468,188         431,480       3,561,803       1,187,709
General operating expenses                     1,723,960       1,962,550       5,463,088       6,685,389
Depreciation and amortization                    431,245         237,869       1,234,736         701,437
                                            -------------   -------------   -------------   -------------
  Total operating expenses                     7,958,440       6,665,358      25,418,551      21,154,584
                                            -------------   -------------   -------------   -------------
Operating income                                 166,117         292,608         873,616       1,304,689
Other income                                      26,443           3,673          29,711          15,934
Interest expense                                (355,416)        (98,216)       (980,049)       (319,820)
                                            -------------   -------------   -------------   -------------
Income (loss) before income tax (provision)
   benefit and extraordinary loss               (162,856)        198,065         (76,722)      1,000,803
Income tax (provision) benefit                    80,744         (15,845)         (3,787)        (80,219)
                                            -------------   -------------   -------------   -------------
Net income (loss) before extraordinary item      (82,112)        182,220         (80,509)        920,584
Extraordinary loss from debt conversion          (27,445)             --         (27,445)             --
                                            -------------   -------------   -------------   -------------
Net income (loss)                           $   (109,557)   $    182,220    $   (107,954)   $    920,584
                                            =============   =============   =============   =============
Basic and diluted earnings (loss) per
  share before extraordinary item           $      (0.01)   $       0.04    $      (0.02)   $       0.20
                                            =============   =============   =============   =============
Basic and diluted earnings (loss) per share $      (0.02)   $       0.04    $      (0.02)   $       0.20
                                            =============   =============   =============   =============
Weighted average basic shares outstanding      5,292,000       4,534,000       4,987,000       4,547,000
                                            =============   =============   =============   =============
Weighted average diluted shares outstanding    5,292,000       4,632,000       4,987,000       4,645,000
                                            =============   =============   =============   =============

         The accompanying notes are an integral part of these condensed consolidated statements.

                                               4

                                THE PLASTIC SURGERY COMPANY
                                  CONDENSED CONSOLIDATED
                                 STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)
                                                           For the Nine   For the Nine
                                                           Months Ended   Months Ended
                                                           September 30,  September 30,
                                                               2001           2000
                                                           ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                        $  (107,954)   $   920,584
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Loss on disposal of property and equipment                       --          7,603
   Depreciation and amortization                             1,234,736        701,437
   Non-cash interest expense                                   369,822             --
   Non-cash compensation expense                                79,125             --
   Changes in assets and liabilities:
     Accounts receivable                                      (282,251)      (856,850)
     Other current assets                                     (222,382)      (293,547)
     Other assets                                             (254,650)       (11,316)
     Accounts payable                                          370,783         53,553
     Accrued payroll and payroll related                       (68,984)       (177,584)
     Accrued expenses                                          (55,745)      (291,974)
                                                           ------------   ------------
        Net cash provided by operating activities            1,062,500         51,906
                                                           ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                           (58,446)      (251,536)
  Proceeds from sale of property and equipment                      --            600
  Acquisition of intangible assets                                  --         (4,124)
  Proceeds from practice unwinding                             150,000             --
  Notes receivable issued                                     (280,000)        19,735
  Notes receivable payments received                            50,328             --
  Purchase of West Palm Beach Surgery Center                  (165,000)            --
                                                           ------------   ------------
   Net cash used in investing activities                      (303,118)      (235,325)
                                                           ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit                                 118,500             --
  Proceeds from bridge financing, net                          766,000             --
  Debt acquisition costs                                      (194,562)            --
  Payment of debt                                             (739,415)      (544,514)
                                                           ------------   ------------
   Net cash used in financing activities                       (49,477)       (544,514)
                                                           ------------   ------------
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH       709,905       (727,933)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
  Beginning of period                                          274,425        842,307
                                                           ------------   ------------
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
  End of period                                            $   984,330    $   114,374
                                                           ============   ============


Cash used for interest payments                            $   601,629    $   319,820
                                                           ============   ============

                   The accompanying notes are an integral part of these
                            condensed consolidated statements.

                           THE PLASTIC SURGERY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2001 (UNAUDITED)

1. BUSINESS AND ORGANIZATION

         GENERAL DESCRIPTION OF BUSINESS

         The Plastic Surgery Company (the "Company") acquires, develops, manages and/or operates elective cosmetic and laser surgery centers. The Company operates outside of the managed care market and provides private pay, fee-for-service cosmetic surgery and laser procedures through a retail network of surgery centers (the "Centers"). These services include cosmetic surgery, cosmetic laser skin treatments and physician-directed skin care which the Company plans to brand under the national umbrella of Personal Image Centers. The Company currently owns and/or manages 22 Centers located throughout the United States. Headquartered in Santa Barbara, California, the Company completed its initial public offering on December 10, 1999 and its common stock trades on the American Stock Exchange under the ticker symbol PSU.

         Basis of Presentation

         The consolidated financial statements included herein have been prepared in accordance with rule 10-01 of Regulation S-X. Pursuant to applicable regulations of the Securities and Exchange Commission (the "SEC"), the information at September 30, 2001 and for the three and nine-month periods ended September 30, 2001 and 2000 is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the interim periods ended September 30, 2001 and September 30, 2000. In the opinion of management, the accompanying condensed financial statements include the accounts of the Company and all adjustments necessary to present fairly the Company's financial position at September 30, 2001 and December 31, 2000, and its results of operations and cash flows for the three and nine months ended September 30, 2001 and September 30, 2000.

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


2. ACQUISITION

         In August 2001, the Company acquired a new cosmetic surgery center in West Palm Beach, Florida. The Company paid $165,000 cash and assumed the liabilities of the center. Pursuant to the terms of a Commission on Business Development Agreement among the Company and the former shareholders of the Florida Center, the Company used $165,000 of its restricted cash to pay for the purchase of the West Palm Beach Center. The former shareholders of the Florida Center manage the Center and receive a commission equal to ten percent (10%) of the revenues from the Center.


3. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

         The restricted cash balance was $752,042 at September 30, 2001 and $118,048 at December 31, 2000.

4. PROPERTY AND EQUIPMENT

         Property and Equipment is stated at cost. Depreciation and amortization is provided using the straight-line method over the assets' estimated useful lives of two to seven years. Property and equipment consisted of the following:

                                                              September       December
                                                               30, 2001       31, 2000
                                                             ------------   ------------
         Computer hardware and software                      $   439,519    $   429,901
         Furniture and fixtures                                  470,026        355,551
         Medical equipment                                       353,094        412,405
         Leasehold improvements                                  407,332        433,767
                                                             ------------   ------------
                                                               1,669,971      1,631,624
            Less accumulated depreciation and amortization      (558,232)      (339,721)
                                                             ------------   ------------
                                                             $ 1,111,739    $ 1,291,903
                                                             ============   ============

5. NOTES RECEIVABLE

         The Company has unsecured notes receivable from plastic surgeons that were previously affiliated practices. The principal balances of these notes are $1,016,342 at September 30, 2001 and $788,771 at December 31, 2000. These notes bear interest at rates ranging from 6% to 8%. The Company has provided a reserve, in purchase accounting, of $230,000 for potential default of the notes receivable.


6.  DEBT

         The Company's debt consisted of the following:

                                                            September       December
                                                             30, 2001       31, 2000
                                                          -------------  -------------
         Notes payable to employees/shareholders          $  1,136,442   $  1,669,082
         Notes payable to affiliated practices               2,943,321      3,665,529
         Secured notes payable to sellers of
             the Florida Center                              4,971,507      4,996,142
         Notes payable to Mezzanine lender                   1,134,603      1,044,720
         Notes payable to bridge lenders                       192,636             --
         Lines of credit                                       165,199             --
         Miscellaneous notes payable and capital leases        613,196        745,361
                                                          -------------  -------------
                                                            11,156,904     12,120,834
         Less current portion                               (6,555,744)    (1,857,477)
                                                          -------------  -------------
                                                          $  4,601,160   $ 10,263,357
                                                          =============  =============

         On August 7, 2001, the Company entered into a Loan Agreement with Pacific Mezzanine Fund and several other lenders whereby the Company issued and sold convertible promissory notes (the "Bridge Notes") in the aggregate principal amount of $791,000 and issued warrants (the "Warrants") for the purchase of 791,000 shares of Common Stock of the Company at an exercise price of $1.00 per share. The Bridge Notes become due and payable one year after issuance; provided, however, that any holder of such Bridge Notes may demand payment if the Company closes a private placement of securities with aggregate proceeds in excess of $4,000,000. Interest on the outstanding principal under the Bridge Notes accrues at the rate of 13.5% per annum and is payable in monthly installments during the term of the Bridge Notes. The Bridge Notes are also convertible at the election of the holders into a number of unregistered shares of the Company's Common Stock obtained by dividing the amount of outstanding principal and interest by $1.00 (the "Initial Conversion Price"). The Initial Conversion Price and the exercise price of the Warrants are subject to adjustment if, during the 12 month period following the closing date, the Company issues additional shares of Common Stock at a price per share less than the Initial Conversion Price and exercise price of the Warrants. In connection with the transactions above, the Company recorded beneficial conversion feature charges and debt discounts totaling approximately $450,000 against the notes payable. The Company is amortizing these amounts over the term of the notes.

         In July 2001, several of the Company's founders and Pacific Mezzanine Fund agreed to enter into amendments to their respective promissory notes whereby the holders agreed that all payments of principal and/or interest due under such notes during the period commencing on July 31, 2001 and ending on December 31, 2001 in the aggregate amount of approximately $253,030 shall be paid by the Company's issuance of a number of unregistered shares of Common Stock obtained by dividing the amount of each such payment by 80% of the fair market value of one share of the Company's Common Stock on the due dates of such payments. The Company worked with independent investment bankers and performed a specific valuation analysis to determine the fair value of the unregistered shares being issued. As partial consideration for the holders to agree to enter into the amendments to their respective promissory notes, the Company issued to such holders warrants to purchase a number of shares of Common Stock based upon
0.23 warrant shares for each dollar of principal under the respective notes. The fair value of the stock and warrants in excess of the debt and accrued interest is recorded as an extraordinary loss on debt extinguishments for non-related parties. Amounts for related parties were recorded as additional paid in capital.


7.  EARNINGS PER SHARE

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

         The reconciliation of basic to diluted weighted-average shares is as follows:

                                            Three       Three        Nine        Nine
                                            Months      Months      Months      Months
                                            Ended       Ended       Ended       Ended
                                           Sept. 30,   Sept. 30,   Sept. 30,   Sept. 30,
                                             2001        2000        2001        2000
                                          ----------  ----------  ----------  ----------
    Weighted-average shares used in
      basic computation                   5,292,000   4,534,000   4,987,000   4,547,000
    Dilutive stock options and warrants          --      98,000          --      98,000
                                          ----------  ----------  ----------  ----------
    Weighted-average shares used for
       dilutive computation               5,292,000   4,632,000   4,987,000   4,645,000
                                          ==========  ==========  ==========  ==========

8. DIVESTITURE OF AFFILIATED PRACTICE

         In March 2001, the Company divested the acquisitions and service agreements of one physician whose practice was initially acquired in a business combination accounted for using SAB 48. All the tangible and intangible assets originally transferred at the initial combination were returned. The net effect of the transaction was recorded in additional paid in capital.


9.  CONVERSION OF ACCRUED EXPENSES

         In January 2001, the Company converted $156,000 of current accrued expenses into 60,000 shares of Company common stock and converted $150,000 of current accrued expenses into a five-year long-term note payable. In May 2001, officers of the Company exchanged $805,643 of accrued compensation for options to purchase 358,063 shares of Company common stock.


10.  SEGMENT INFORMATION

         The Company has two reportable business segments, both in the medical industry: operation of personal image centers and management services for affiliated practices. The reportable segments are based on the types of services provided. The Company operates personal image centers through its three wholly owned subsidiaries. These have been aggregated as a single reportable segment due to the similarities in economic characteristics, the services provided, the processes involved, the types of customers and the regulatory environment.

         Revenues from the operation of personal image centers are generated from the performance of surgical procedures for the three and nine months ended September 30, 2001. Revenues from management services to affiliated practices are generated from the affiliated surgeons participating in management agreements for the three and nine months ended September 30, 2001 and 2000, as well as the practice reimbursements from such affiliated practices. The Company evaluates performance based on several factors, of which the primary financial measures are revenues and operating income.

         The Company had no customers representing more than 10 percent of revenues. Substantially all of the Company's revenues were earned in the United States. All of the Company's long-lived assets reside in the United States.

         Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                       Three           Three          Nine            Nine
                                                       Months          Months         Months          Months
                                                       Ended           Ended          Ended           Ended
                                                      Sept. 30,       Sept. 30,      Sept. 30,       Sept. 30,
                                                        2001            2000           2001            2000
                                                    -------------   -------------  -------------   -------------
Revenues:
   Cosmetic procedures                              $  3,080,703    $         --   $  9,023,114    $         --
   Affiliated practices- management fees               1,008,425       1,330,653      3,381,243       4,178,073
   Affiliated practices - practice reimbursements      4,035,429       5,627,313     13,887,810      18,281,200
                                                    -------------   -------------  -------------   -------------
      Total                                         $  8,124,557    $  6,957,966   $ 26,292,167    $ 22,459,273
                                                    =============   =============  =============   =============
Operating Income
   Cosmetic procedures                              $    307,399    $         --   $  1,298,479    $         --
   Management of affiliated practices                   (141,282)        292,608       (424,863)      1,304,689
                                                    -------------   -------------  -------------   -------------
      Total                                         $    166,117    $    292,608   $    873,616    $  1,304,689
                                                    =============   =============  =============   =============
Interest expense:
   Cosmetic procedures                              $      9,531    $         --   $      2,575    $         --
   Management of affiliated practices                    345,885          98,216        977,474         319,820
                                                    -------------   -------------  -------------   -------------
      Total                                         $    355,416    $     98,216   $    980,049    $    319,820
                                                    =============   =============  =============   =============
Depreciation and amortization:
   Cosmetic procedures                              $     63,681    $         --   $    158,302    $         --
   Management of affiliated practices                    367,564         237,869      1,076,434         701,437
                                                    -------------   -------------  -------------   -------------
      Total                                         $    431,245    $    237,869   $  1,234,736    $    701,437
                                                    =============   =============  =============   =============
Capital expenditures:
   Cosmetic procedures                              $     33,716    $         --   $     58,446    $         --
   Management of affiliated practices                         --          45,031             --         251,536
                                                    -------------   -------------  -------------   -------------
      Total                                         $     33,716    $     45,031   $     58,446    $    251,536
                                                    =============   =============  =============   =============
Assets (September 30, 2001 and December 31, 2000):
   Cosmetic procedures                              $  2,874,600    $  1,241,153
   Management of affiliated practice                  17,563,921      17,316,753
                                                    -------------   -------------
      Total                                         $ 20,438,521    $ 18,557,906
                                                    =============   =============

11.  GOING CONCERN

         The Company's Report of Independent Public Accountants issued in connection with the December 31, 2000 consolidated financial statements was qualified as to the Company's ability to continue as a going concern. The Company has been advised by its Independent Public Accountants that, if prior to the completion of their audit of the Company's financial statements for the year ending December 31, 2001, the Company is unable to demonstrate its ability to fund operations and repay debt as it becomes due in the next 12 months, their auditor's report on those financial statements will be modified for the contingency related to the Company's ability to continue as a going concern.

12.  CONVERSION OF AFFILIATED PRACTICE

         In May 2001, the Company converted an affiliated practice to a wholly owned subsidiary. The doctor originally working under a service agreement continues to perform procedures at the practice as an independent contractor. The Company purchased the assets and assumed certain liabilities of the practice in exchange for 97,952 shares of common stock valued at $220,000. The transaction was accounted for as a purchase and the fair value of the consideration received was allocated between inventory, fixed assets and goodwill. The Company recorded $305,951 of goodwill.

13.  NEW AUTHORITATIVE LITERATURE

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company does not expect adoption of SFAS 141 to have a material impact on its financial position or results of operations. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to an annual assessment for impairment by applying a fair-value based test. The Company will adopt SFAS 142 on January 1, 2002. As of September 30, 2001, the Company has recorded goodwill on its balance sheet of $14,500,819. The related quarterly amortization expense totals $101,647 and will no longer be charged to operations beginning January 1, 2002. The Company has not yet determined if an impairment will be recognized upon adoption of this standard.

         In August 2001, the FASB issued SFAS Number 144, "Accounting for the Impairment on Disposal of Long-Lived Assets". The Company will adopt this standard January 1, 2002. Management does not expect adoption of the standard to have a material impact on its financial position or results of operation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


         The following discussion and analysis contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "1934 Act"). Although the Company believes that its expectations are based on reasonable assumptions, there can be no assurance that its goals will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, without limitation, the ability to secure capital, and the related cost of such capital, needed to continue as a going concern and to fund its future growth, the ability to identify suitable acquisition candidates, regulatory development and changes in the United States healthcare system and medical profession that may affect the profitability or the enforceability of the agreements with the affiliated practices and the other factors detailed in the Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

OVERVIEW

         The Company acquires, develops and manages elective cosmetic and laser surgery centers. It operates outside of the managed care market and provides private pay, fee-for-service cosmetic surgery and laser procedures through a retail network of surgery centers (the "Centers"). These services include cosmetic surgery, cosmetic laser skin treatments and physician-directed skin care all "under one roof." The Company currently owns and/or manages 22 Centers located throughout the United States and Canada and has recently launched a national branding strategy in selected facilities under the name Personal Image Centers. During the third and fourth quarter of 2000, the Company converted an affiliated practice into a Personal Image Center and acquired the Florida Center for Cosmetic Surgery. In addition, the company converted an affiliated practice into a Personal Image Center during the second quarter of 2001. These transactions expanded the Company's ownership of Personal Image Centers whereby the company takes more control over the business aspects of the practice. The Company believes that the strategic conversions will allow it to focus additional efforts toward developing and growing surgery centers.

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

         The Company assumes all of these expenses and pays the third-party provider of the goods and services.

         The affiliated practices pay for any and all direct employment expenses, including benefits, for any surgeon or other employee that the Company is prohibited from employing by applicable law. In addition, the affiliated practices retain responsibility for the payment of expenses for continuing education, seminars, professional licenses, professional membership dues and malpractice insurance and all other expenses of any surgeon employed by the affiliate practice.

RESULTS OF OPERATIONS

         Revenues. Revenues consist of affiliate costs that must be reimbursed to the Company, management fees under the business services agreement, and revenue from procedures performed at the Personal Image Centers in Fort Lauderdale and West Palm Beach, Florida, Raleigh, North Carolina, and Westport Connecticut. Revenues for the quarter ended September 30, 2001 were $8,124,557, $1,166,591 greater than the same period in 2000. This increase was negatively impacted by the reduced practice reimbursements and management fees attributable to certain under performing affiliate practices that were either unwound or discontinued. In addition, during the year we converted previously affiliated practices to Personal Image Centers whereby the Company took more control over all business aspects of the practice. For the nine months ended September 30, 2001, revenues were $26,292,167 compared to $22,459,273 for the same period in 2000. The quarterly revenue increases were also reflected in the year-to-date increases.

         Revenues for the three months and nine months ended September 30, 2001 were negatively affected by the events of September 11, 2001. For the first two months of the quarter, the Company's revenues reflected a 13% increases over the same two month periods in 2000. However, as a result of the events of September 11, the revenues reflected a significant decrease from the same period in 2000.

    The following tabular presentation reflects revenues by type of services:

                                                       Three         Three         Nine          Nine
                                                       Months        Months        Months        Months
                                                       Ended         Ended         Ended         Ended
                                                      Sept. 30,     Sept. 30,     Sept. 30,     Sept. 30,
                                                        2001          2000          2001          2000
                                                    ------------  ------------  ------------  ------------
   Cosmetic procedures                              $ 3,080,703   $        --   $ 9,023,114   $        --
   Affiliated practices- management fees              1,008,425     1,330,653     3,381,243     4,178,073
   Affiliated practices - practice reimbursements     4,035,429     5,627,313    13,887,810    18,281,200
                                                    ------------  ------------  ------------  ------------
      Total                                         $ 8,124,557   $ 6,957,966   $26,292,167   $22,459,273
                                                    ============  ============  ============  ============

         Direct Expenses. Direct expenses consist of operating room costs at the Centers and the reimbursable expenses paid by us for the affiliated practices for salaries, wages and benefits, medical supplies, advertising and rent, paid as part of providing plastic surgery procedures in their facilities. Direct expenses for the quarter and nine months ended September 30, 2001 were $4,335,047 and $15,158,924, respectively. Comparable direct expenses for the same periods in 2000 were $4,033,459 and $12,580,049, respectively. These increases reflect an increase in the costs of procedures performed and in increase in the costs of medical supplies used at the Centers. The increases were partially offset by a decrease in other direct expenses such as salary, wages and benefits for employees of the Centers and advertising costs of the affiliate practices.

         Salaries, Wages and Benefits. Salaries, wages and benefits represent the labor-associated costs of employees at the corporate office and those employees at the Centers that are paid by the corporate office, the Centers, and reimbursed by affiliated practices. Salaries, wages and benefit expenses for the third quarter of 2001 were $1,468,188 and for the first nine months of 2001 were $3,561,803. The comparable 2000 results were $431,480 and $1,187,709, respectively. These increases are primarily due to more employees at the corporate offices and the acquisitions of the Personal Image Centers.

         General Operating Expenses. General operating expenses consist primarily of administrative operating costs, non-rent facility costs, professional fees and overhead costs incurred by the corporate office, the Centers, and reimbursed by affiliated practices. General operating expenses for the quarter ended September 30, 2001 were $1,723,960, compared with $1,962,550 for the same quarter in 2000. General operating expenses for the nine months ended September 30, 2001 were $5,463,088, compared with $6,685,389 for the first nine months of 2000. These reductions are primarily due to reduced expenses related practice reimbursements offset in part by increased expenses resulting from the acquisition and operation of the Centers.

         Depreciation and Amortization. Depreciation expenses consist of depreciation of corporate assets and depreciation of the assets acquired from the affiliated practices. Depreciation expense for the third quarter of 2001 was $121,223 compared with $69,521 for the third quarter of 2000. Depreciation expense for the nine months ended September 30, 2001 and 2000 was $357,768 and $196,395, respectively. These increases reflect the additions to assets from acquisition of the affiliated practices and internal asset additions. Amortization expense consists of amortization of goodwill from the affiliated practices, intangible assets recorded as a result of its acquisition of the Florida Center and the acquisition of additional assets from affiliated practices in Raleigh, North Carolina and Westport, Connecticut. Amortization expense for the third quarter of 2001 was $310,022 compared with $168,348 for the third quarter of 2000. Amortization expense for the nine months ended September 30, 2001 and 2000 was $876,968 and $505,042, respectively. These increases primarily reflect the amortization of the goodwill associated with the acquisition of the Personal Image Center of Florida.

         Interest expense. Interest expense consists of the interest portion of note payments to the affiliated surgeons, interest on notes payable to consultants and employees, and interest on credit lines. Interest expense for the third quarter and first nine months of 2001 was $355,416 and $980,049, respectively. The interest expense for the similar periods in 2000 was $98,216 and $319,820, respectively. The higher interest expense primarily reflects the debt incurred in connection with the acquisition of the Personal Image Center of Florida and the Bridge Notes.

         Provision for income taxes. For the third quarter ended September 30, 2001, the credit for income taxes reflects an offset to the second quarter provision for the Personal Image Center of Florida as a result of the election to file a consolidated tax return in Florida. The provision for income taxes for the nine months ended September 30, 2001 reflects income taxes due and payable in various states. The provision for the third quarter and nine months ended September 30, 2000 related to the taxable income offset in part by utilization of net operating loss carry forwards from 1999.

         Net income or loss. The Company recognized net loss of $109,557 for the third quarter ended September 30, 2001 compared with net income of $182,220 for the third quarter ended September 30, 2000. Earnings were impacted by the increased cost of procedures and medical supplies, greater salaries, wages, and benefits expense, amortization expense, interest expense and extraordinary loss. Net loss for the first nine months of 2001 was $107,954, compared to net income of $920,584 in 2000. The earnings impact on the third quarter also impacted year-to-date operating results.

LIQUIDITY AND CAPITAL RESOURCES

         Development and acquisition costs, capital expenditures and working capital requirements have been funded to date by cash generated through operations, borrowings and the issuance of common stock. As of September 30, 2001, the Company had cash, cash equivalents and restricted cash in the amount of $984,330, including restricted cash totaling $752,717. Pursuant to the Stock Purchase Agreement between the Company and the former shareholders of the Florida Center, the restricted cash is restricted until the Company pays the outstanding principal of the promissory notes issued pursuant to the Stock Purchase Agreement in the aggregate amount of $4,100,000 which becomes due and payable on January 1, 2002. During the first quarter of 2001, $280,000 of the restricted cash was loaned to the former shareholders of the Florida Center and $165,000 was used to acquire the surgery center in West Palm Beach, Florida. This loan is reflected in the current portion of notes receivable.

         Total Assets. Total assets were $20,438,521 at September 30, 2001 compared with $18,557,906 at December 31, 2000. Increases in all categories of current assets and other assets were offset, in part, by lower net fixed assets and goodwill reflecting the divestiture of several affiliated practices, depreciation and amortization

         Working Capital. The working capital deficit of $5,236,813 at September 30, 2001 is greater than the deficit of $2,332,607 at December 31, 2000. This increase reflects the reclassification from long-term to current of the $4,100,000 note payable associated with the acquisition of the Florida Center. This note is due January 1, 2002.

         Cash Flows. Net cash flows provided by operating activities totaled $1,062,500 for the nine months ended September 30, 2001. The effects of depreciation and amortization expense and the non-cash interest payments positively affected cash flows. The net effects of the changes in various working capital accounts negatively impacted the net operating activities. For the nine months ended September 30, 2000, $51,906 was provided by operating activities. Cash flows were positively affected by net income and the effects of depreciation and amortization mostly offset by the negative effects of the changes in working capital accounts.

         Net cash used in investing activities was $303,118 for the nine months ended September 30, 2001. This primarily reflects the purchase of the West Palm Beach Center, the loan to the former owners of the Florida Center, and various other asset purchases offset, in part, by the proceeds from the unwinding of a transaction with one of the Company's affiliated practices and the receipt of notes receivable payments. For the nine months ended September 30, 2000, net cash was primarily used in investing activities to purchase property and equipment.

         Net cash provided by financing activities for the nine months ended September 30, 2001 was primarily due to proceeds from the Company's line of credit and the issuance of the Bridge Notes, offset primarily by the repayment of debt. For the same period in 2000, net cash used in financing activities was for the repayment of debt.

         Debt. Total debt at September 30, 2001 was $11,156,904, $963,930 less than $12,120,834 at December 31, 2000. This decrease primarily reflects the conversion during the year of various notes payable to employees and shareholders of $805,643 into stock options partly offset by the issuance of the Bridge Notes in connection with bridge financing during the third quarter ended September 30, 2001. The Company has a credit facilities totaling $296,932, of which only $165,199 is utilized at September 30, 2001.

         Going concern. The Company incurred losses from operations in two of the last three years. As of September 30, 2001, the Company had a working capital deficit of $5,236,813 that raises substantial doubt about its ability to continue as a going concern. In addition, all cash acquired and generated through the Florida Center for Cosmetic Surgery is restricted until the Company pays a $4,100,000 debt obligation due on January 1, 2002 to the former shareholders of the Florida Center for Cosmetic Surgery.

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

         The Company's Report of Independent Public Accountants issued in connection with the December 31, 2000 consolidated financial statements was qualified as to the Company's ability to continue as a going concern. The Company has been advised by its Independent Public Accountants that, if prior to the completion of their audit of the Company's financial statements for the year ending December 31, 2001, the Company is unable to demonstrate its ability to fund operations and repay debt as it becomes due in the next 12 months, their auditor's report on those financial statements will be modified for the contingency related to the Company's ability to continue as a going concern.

NEW AUTHORITATIVE LITERATURE

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company does not expect adoption of SFAS 141 to have a material impact on its financial position or results of operations. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to an annual assessment for impairment by applying a fair-value based test. The Company will adopt SFAS 142 on January 1, 2002. As of September 30, 2001, the Company has recorded goodwill on its balance sheet of $14,500,819. The related monthly amortization expense totals $101,647 and will no longer be charged to operations beginning January 1, 2002. The Company has not yet determined if an impairment will be recognized upon adoption of this standard.

         In August 2001, the FASB issued SFAS Number 144, "Accounting for the Impairment on Disposal of Long-Lived Assets". The Company will adopt this standard January 1, 2002. Management does not expect adoption of the standard to have a material impact on its financial position or results of operation.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's primary financial instrument subject to market risk are line-of-credit agreements with maximum availability at September 30, 2001 of $296,932. The lines-of-credit are secured by principal operating assets and personally guaranteed by certain members of management. The lines-of-credit bear variable interest rate equal to the Prime rate published in the Wall Street Journal plus 1 percentage point. (9.5 percent at December 31, 2000) The primary exposures relating to these financial instruments result from changes in the interest rates. At September 30, 2001, $165,199 was outstanding and no amounts were outstanding on these lines at December 31, 2000.

         At September 30, 2001, a hypothetical ten-percentage point increase in short-term interest rates would result in a reduction of $12,000 in annual pre-tax earnings. The estimated reduction is based on the bank debt at its September 30, 2001 level if the credit lines were completely used.

                                     PART II

                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         On June 28, Samuel Wurster ("Wurster") and the Aesthetic Institute of North Carolina ("AINC") filed a lawsuit in Superior Court in Wake County North Carolina against The Plastic Surgery Company of North Carolina ("PSCNC"), the Company, and Lisa Franklin ("Franklin"). Wurster is a plastic surgeon and AINC's principal shareholder. Franklin is an employee of PSCNC. During the third quarter ended September 30, 2001, this suit was dismissed by the Court.

         As of September 30, 2001, the Company is not a party to any litigation that if adversely determined would have an adverse effect on its operations. Many of the founding Centers and some owned Centers have pending litigation arising in the ordinary course of business. If the Company acquired the stock of a Center in a stock purchase or merger transaction, it assumes the liabilities of the Center, including litigation, prior to the transaction. The Company intends to vigorously defend any and all litigation. The Company maintains general liability insurance for it and on behalf of its affiliated Centers and where permitted by applicable law and insurers, will be named as an additional insured under the policies of the affiliated Centers. The affiliated surgeons maintain professional liability insurance covering the delivery of health services. Also, the Company is indemnified under the business services agreements for liabilities it incurs as a result of the performance of medical services by affiliated surgeons. Successful malpractice claims against affiliated Centers could have a material adverse effect on its profitability. Although the Company believes it has adequate liability insurance coverage, there can be no assurance that a pending or future claim or claims will not be successful or, if successful, will not exceed the limits of available insurance coverage. There can also be no assurance that coverage will continue to be available at acceptable costs and on favorable terms.



ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (C)  SALES OF UNREGISTERED SECURITIES

              On August 7, 2001, the Company entered into a Loan Agreement with Pacific Mezzanine Fund and several other lenders whereby the Company issued and sold convertible promissory notes (the "Bridge Notes") in the aggregate principal amount of $791,000 and Warrants (the "Warrants") to purchase 791,000 shares of the Company's Common Stock at an exercise price of $1.00 per share. The Bridge Notes become due and payable one year after issuance; provided, however, that any holder of such Bridge Notes may demand payment if the Company closes a private placement of securities with aggregate proceeds in excess of $4,000,000. Interest on the outstanding principal under the Bridge Notes accrues at the rate of 13.5% per annum and is payable in monthly installments during the term of the Bridge Notes. The Bridge Notes are also convertible at the election of the holders into a number of unregistered shares of the Company's Common Stock obtained by dividing the amount of outstanding principal and interest by $1.00 (the "Initial Conversion Price"). The Initial Conversion Price and the exercise price of the Warrants are subject to adjustment if, during the 12 month period following the closing date, the Company issues additional shares of Common Stock at a price per share less than the Initial Conversion Price.

              In July 2001, several of the Company's founders and Pacific Mezzanine Fund agreed to enter into amendments to their respective promissory notes whereby the holders agreed that all payments of principal and/or interest due under such notes during the period commencing on July 31, 2001 and ending on December 31, 2001 in the aggregate amount of approximately $253,030 shall be paid by the Company's issuance of a number of unregistered shares of Common Stock obtained by dividing the amount of each such payment by 80% of the fair market value of one share of the Company's Common Stock on the due dates of such payments. As partial consideration for the holders to agree to enter into the amendments to their respective promissory notes, the Company issued to such holders warrants to purchase a number of shares of Common Stock based upon 0.23 warrant shares for each dollar of principal under the respective notes.

              The foregoing transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering, and the Company believes that the transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS:

         4.1 Form of First Amended to Promissory Note, each dated July 20, 2001, by and between The Plastic Surgery Company and certain holders of existing promissory notes.

         4.2. Form of Convertible Promissory Note, each dated August 7, 2001, issued by The Plastic Surgery Company to certain lenders as more fully described in the Loan Agreement by and among The Plastic Surgery Company and the lenders listed therein (see Loan Agreement at Exhibit 10.2).

         4.3 Form of Warrant, each dated August 7, 2001, issued by The Plastic Surgery Company to certain lenders as more fully described in the Loan Agreement by and among The Plastic Surgery Company and the lenders listed therein (see Loan Agreement at Exhibit 10.2).

         4.4 Amended and Restated Investor Rights Agreement, dated August 7, 2001, by and among The Plastic Surgery Company, Pacific Mezzanine Fund, L.P., Nathan Bell, John LeRoy, Dennis Condon and William Brad Winegar.

         10.1 Amendment No. 1 to December 2000 Loan Agreement, dated August 7, 2001, by and between The Plastic Surgery Company and Pacific Mezzanine Fund, L.P.

         10.2 Loan Agreement, dated August 7, 2001, by and between The Plastic Surgery Company and the lenders listed therein.

         10.3 Amendment No. 1 to August 2001 Loan Agreement, dated September 9, 2001, by and between The Plastic Surgery Company and the lenders listed therein.

(b)      REPORTS ON FORM 8-K.


         There were no reports on From 8-K filed during the reporting period.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the 1934 Act, we have duly caused this Form 10-Q to be signed on behalf of the undersigned, thereunto duly authorized, on August 14, 2001.

                          THE PLASTIC SURGERY COMPANY


                          By: /s/ Dennis E. Condon
                              --------------------------------------------------
                              Dennis E. Condon
                              President, Chief Executive Officer and Director


    Pursuant to the requirements of the 1934 Act, this report has been signed below by the following persons in the capacities indicated and on the date indicated.

SIGNATURE                                            TITLE                              DATE
---------                                            -----                              ----


/s/ Dennis E. Condon                           President and Chief                November 14, 2001
--------------------------------------------   Executive Officer (Principal
         Dennis E. Condon                      Executive Officer)


/s/ Adam E. Romo Jr.                           Chief Financial Officer            November 14, 2001
--------------------------------------------   (Principal Accounting
         Adam E. Romo Jr.                      Officer)

                                  EXHIBIT INDEX


Number        Description
------        -----------

4.1 Form of First Amended to Promissory Note, each dated July 20, 2001, by and between The Plastic Surgery Company and certain holders of existing promissory notes.

4.2. Form of Convertible Promissory Note, each dated August 7, 2001, issued by The Plastic Surgery Company to certain lenders as more fully described in the Loan Agreement by and among The Plastic Surgery Company and the lenders listed therein (see Loan Agreement at Exhibit 10.2).

4.3 Form of Warrant, each dated August 7, 2001, issued by The Plastic Surgery Company to certain lenders as more fully described in the Loan Agreement by and among The Plastic Surgery Company and the lenders listed therein (see Loan Agreement at Exhibit 10.2).

4.4 Amended and Restated Investor Rights Agreement, dated August 7, 2001, by and among The Plastic Surgery Company, Pacific Mezzanine Fund, L.P., Nathan Bell, John LeRoy, Dennis Condon and William Brad Winegar.

10.1 Amendment No. 1 to December 2000 Loan Agreement, dated August 7, 2001, by and between The Plastic Surgery Company and Pacific Mezzanine Fund, L.P.

10.2 Loan Agreement, dated August 7, 2001, by and between The Plastic Surgery Company and the lenders listed therein.

10.3 Amendment No. 1 to August 2001 Loan Agreement, dated September 9, 2001, by and between The Plastic Surgery Company and the lenders listed therein.